Form 10QSB
period 2002-06-30
MIDCAROLINA FINANCIAL CORP
filed 2002-08-14
CIK 1174872

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                  For the transition period ended _____________


                        Commission File Number 000-49848
                                               ---------

                        MidCarolina Financial Corporation
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                              APPLIED FOR
----------------------------------------    ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


       3101 South Church Street
      Burlington, North Carolina                          27216
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code (336) 538-1600

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 2002, (the most recent practicable date), the registrant had outstanding 1,527,756 shares of Common Stock, no par value.

                                                                        Page No.

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Balance Sheets
            June 30, 2002 and December 31, 2001                              3

            Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 2002 and 2001         4

            Consolidated Statements of Shareholders' Equity
            Six Months Ended June 30, 2002 and 2001                          5

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2002 and 2001                          6

            Notes to Consolidated Financial Statements                       7

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              12

Part II. Other Information

            Item 4. Submission of Matters to a Vote of Security Holders     16
            Item 6. Exhibits and Reports on Form 8-K                        16

Part I. Financial Information
Item 1 - Financial Statements

                        MIDCAROLINA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                              June 30, 2002         December 31,
                                                                               (Unaudited)            2001 (*)
                                                                           ------------------    ------------------
ASSETS                                                                              (Amounts in thousands)

Cash and due from banks                                                    $            3,617    $            3,054
Federal funds sold and interest-bearing
   deposits at FHLB                                                                     8,505                   980
Investment securities:
   Available for sale                                                                  10,828                11,658
   Held to maturity                                                                       250                   250
Investment in Stock of FHLB of Atlanta                                                    462                   377

Loans                                                                                 118,242               114,424
Allowance for loan losses                                                              (1,894)               (1,633)
                                                                           ------------------    ------------------
                                                              NET LOANS               116,348               112,791

Accrued interest receivable                                                                 -                   623
Bank premises and equipment, net                                                        4,095                 4,228
Other assets                                                                            4,906                 3,510
                                                                           ------------------    ------------------

                                                           TOTAL ASSETS    $          149,011    $          137,471
                                                                           ==================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:

     Noninterest-bearing demand                                            $           12,718    $           12,151
     Interest-bearing demand                                                           33,453                22,335
     Savings                                                                            4,352                 3,942
     Time                                                                              82,069                81,984
                                                                           ------------------    ------------------
                                                         TOTAL DEPOSITS               132,592               120,412

Borrowings                                                                              4,000                 5,000
Accrued expenses and other liabilities                                                    790                   963
                                                                           ------------------    ------------------

                                                      TOTAL LIABILITIES               137,382               126,375
                                                                           ------------------    ------------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 20,000,000 shares authorized;
     none issued                                                                            -                     -
   Common stock, no par value, 80,000,000 shares authorized;
     1,527,756 shares issued and outstanding in 2002                                   10,784                     -
   Common stock, $4.00 par value, 20,000,000 shares authorized;
     1,518,131 shares issued  and outstanding in 2001                                       -                 6,073
   Additional paid-in capital                                                               -                 4,639
   Retained earnings                                                                      770                   291
   Accumulated other comprehensive income                                                  75                    93
                                                                           ------------------    ------------------

                                             TOTAL SHAREHOLDERS' EQUITY                11,629                11,096
                                                                           ------------------    ------------------

                                                 TOTAL LIABILITIES AND
                                                   SHAREHOLDERS' EQUITY    $          149,011    $          137,471
                                                                           ==================    ==================

* Derived from audited financial statements.
See accompanying notes.

                        MIDCAROLINA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                        ---------------------------     ---------------------------
                                                             2002           2001            2002           2001
                                                        -------------    ----------     -----------     ----------
                                                                (Amounts in thousands, except per share data)
INTEREST INCOME

   Loans                                                $       1,968    $    2,101     $     3,860     $    4,196
   Investment securities available for sale                       152           168             293            354
   Federal funds sold and interest-bearing deposits                68            83             111            182
                                                        -------------    ----------     -----------     ----------

                            TOTAL INTEREST INCOME               2,188         2,352           4,264          4,732
                                                        -------------    ----------     -----------     ----------

INTEREST EXPENSE
   Demand deposits                                                134           101             205            224
   Savings                                                         10            12              19             28
   Time                                                           593         1,116           1,313          2,246
   Other borrowings                                                59            58             119            118
                                                        -------------    ----------     -----------     ----------

                           TOTAL INTEREST EXPENSE                 796         1,287           1,656          2,616
                                                        -------------    ----------     -----------     ----------

                              NET INTEREST INCOME               1,392         1,065           2,608          2,116

PROVISION FOR LOAN LOSSES                                         142           125             277            265
                                                        -------------    ----------     -----------     ----------

                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES               1,250           940           2,331          1,851
                                                        -------------    ----------     -----------     ----------

NON-INTEREST INCOME (Note H)                                      510           319             862            590
                                                        -------------    ----------     -----------     ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                 742           552           1,364          1,093
   Occupancy and equipment                                        136           152             279            306
   Other (Note H)                                                 488           361             897            674
                                                        -------------    ----------     -----------     ----------

                       TOTAL NON-INTEREST EXPENSE               1,366         1,065           2,540          2,073
                                                        -------------    ----------     -----------     ----------

                       INCOME BEFORE INCOME TAXES                 394           194             653            368

INCOME TAXES                                                      108            38             174             74
                                                        -------------    ----------     -----------     ----------

                                       NET INCOME       $         286    $      156     $       479     $      294
                                                        =============    ==========     ===========     ==========

BASIC NET INCOME PER COMMON SHARE                       $        0.17    $     0.09     $      0.29     $     0.18
                                                        =============    ==========     ===========     ==========

DILUTED NET INCOME PER COMMON SHARE                      $       0.16     $    0.09     $     0.27      $     0.17
                                                        =============    ==========     ===========     ==========


See accompanying notes.
                                      -4-

                        MIDCAROLINA FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
--------------------------------------------------------------------------------


                                                                                                 Accumulated
                                                                    Additional      Retained        Other         Total
                                              Common Stock            Paid-in       Earnings    Comprehensive  Shareholders'
                                       -------------------------
                                          Shares        Amount        Capital       (Deficit)   Income (Loss)    Equity
                                       -----------    ----------    -----------   ---------------------------  -----------
                                                             (Amounts in thousands, except share data)

Six Months Ended June 30, 2002

Balance at December 31, 2001             1,518,131    $    6,073    $     4,639   $       291   $        93    $    11,096

Comprehensive income:
  Net income                                     -             -              -           479             -            479
  Other comprehensive income:
    Net decrease in fair value of securities
      available for sale, net of tax             -             -              -             -           (18)           (18)
                                                                                                               -----------

      Total comprehensive income                                                                                       461
                                                                                                               -----------

Formation of holding company                     -         4,673         (4,673)            -             -              -

Common stock issued pursuant to:

  Stock options exercised                    9,625            38             34             -             -             72
                                       -----------    ----------    -----------   -----------   -----------    -----------

Balance at June 30, 2002                 1,527,756    $   10,784    $         -   $       770   $        75    $    11,629
                                       ===========    ==========    ===========   ===========   ===========    ===========



Six Months Ended June 30, 2001

Balance at December 31, 2000             1,264,300    $    5,057    $     5,646   $      (475)  $       (65)   $    10,163

Comprehensive income:
  Net income                                     -             -              -           294             -            294
  Other comprehensive income,
    Net increase in fair value of securities
      available for sale, net of tax             -             -              -             -           116            116
                                                                                                               -----------

      Total comprehensive income                                                                                       410
                                                                                                               -----------

Effect of 6-for-5 stock split              252,821         1,011         (1,011)            -             -              -
                                       -----------    ----------    -----------   -----------   -----------    -----------

Balance at June 30, 2001                 1,517,121    $    6,068    $     4,635   $      (181)  $        51    $    10,573
                                       ===========    ==========    ===========   ===========   ===========    ===========


See accompanying notes.
                                      -5-

                        MIDCAROLINA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               -----------------------------------
                                                                                     2002                2001
                                                                               ----------------    ---------------
                                                                                        (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $           479    $            294
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                       215                 240
        Provision for loan losses                                                           277                 265
        Gain on sale of investment securities available for sale                            (51)                  -
        Decrease in mortgage loans held for sale                                          5,953                 530
        Change in assets and liabilities:                                                                         -
           Increase in other assets                                                          (3)               (114)
           Increase (decrease) in accrued expenses and other liabilities                   (162)                 95
                                                                                ---------------    ----------------

                                                       NET CASH PROVIDED BY
                                                       OPERATING ACTIVITIES               6,708               1,310
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities available for sale                                  (3,233)               (500)
   Maturities and calls on investment securities available for sale                       1,595               1,482
   Principal paydowns on investment securities available for sale                           883                 794
   Sales of investment securities available for sale                                      1,587                   -
   Net increase in loans from originations and
      principal repayments                                                              (10,472)            (11,755)
   Investment in life insurance                                                             (85)             (3,010)
   Purchase of FHLB stock                                                                   (85)               (103)
   Purchases of bank premises and equipment                                                 (62)               (134)
                                                                                ---------------    ----------------

                                                           NET CASH USED BY
                                                       INVESTING ACTIVITIES              (9,872)            (13,226)
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                              12,180              11,483
   Net increase in borrowings                                                            (1,000)                  -
   Proceeds from stock options exercised                                                     72                   -
                                                                                ---------------    ----------------

                                                      NET CASH PROVIDED BY
                                                       FINANCING ACTIVITIES              11,252              11,483
                                                                                ---------------    ----------------

                                                 NET INCREASE (DECREASE) IN
                                                  CASH AND CASH EQUIVALENTS               8,088                (433)

CASH AND CASH EQUIVALENTS, BEGINNING                                                      4,034              11,787
                                                                                ---------------    ----------------

                                                              CASH AND CASH
                                                        EQUIVALENTS, ENDING     $        12,122    $         11,354
                                                                                ===============    ================


See accompanying notes.
                                      -6-

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

In April 2002, the shareholders of MidCarolina Bank (the "Bank") approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of MidCarolina Financial Corporation (the "Company), a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization, one share of MidCarolina Financial Corporation's no par value common stock was exchanged for each of the outstanding shares of MidCarolina Bank's $4.00 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank.

The organization and business of MidCarolina Bank, accounting policies followed by the Bank and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 20% stock dividend distributed June 15, 2001. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

At the Board of Director's meeting held June 25, 2002, the Company's directors approved an eleven for ten stock split, to be effected as a 10% stock dividend, effective August 15, 2002 to shareholders of record as of August 1, 2002. All per share amounts have been restated to include the effects of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
Weighted average number of  common
   shares used in computing basic net
   income per share                                1,680,308         1,668,876         1,675,892          1,668,876

Effect of dilutive stock options                     115,742           105,400           117,986             93,225
                                               -------------     -------------     -------------     --------------

Weighted average number of
   common shares and dilutive potential
   common shares used in computing
   diluted net income per share                    1,796,050         1,774,276         1,793,878          1,762,101
                                               =============     =============     =============     ==============

                                      -7-

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)
Net income before comprehensive
   income                                      $         286     $         156     $         479     $          294

Reclassification of gains recognized in
   net income                                            (51)                -               (51)                 -

Unrealized gains on securities available
   for sale, net of deferred tax effect                   33                 -                33                116
                                               -------------     -------------     -------------     --------------

Total comprehensive income                     $         268     $         156     $         461     $          410
                                               =============     =============     =============     ==============


NOTE D - INVESTMENT SECURITIES

The following is a summary of investment securities by major classification at June 30, 2002 and December 31, 2001:

                                                                          June 30, 2002
                                              ---------------------------------------------------------------------
                                                                      Gross             Gross
                                                 Amortized         unrealized        unrealized           Fair
                                                   cost               gains            losses             value
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)
Securities available for sale:
   U.S. agency securities                      $       5,281     $          29     $           3     $        5,307
   Mortgage-backed securities                          4,964                86                 -              5,050
   State and municipal                                   388                 5                 -                393
   Other                                                  78                 -                 -                 78
                                               -------------     -------------     -------------     --------------

         Total                                 $      10,711     $         120     $           3     $       10,828
                                               =============     =============     =============     ==============

Securities held to maturity:
   Other                                       $         250     $           -     $           -     $          250
                                               =============     =============     =============     ==============

                                      -8-

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE D - INVESTMENT SECURITIES (Continued)

                                                                         December 31, 2001
                                              ---------------------------------------------------------------------
                                                                      Gross             Gross
                                                 Amortized         unrealized        unrealized           Fair
                                                   cost               gains            losses             value
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)
Securities available for sale:
   U.S. agency securities                      $       5,714     $          89     $           -     $        5,803
   Mortgage-backed securities                          5,332                80                 2              5,410
   State and municipal                                   388                 -                21                367
   Other                                                  78                 -                 -                 78
                                               -------------     -------------     -------------     --------------

         Total                                 $      11,512     $         169     $          23     $       11,658
                                               =============     =============     =============     ==============

Securities held to maturity:
   Other                                       $         250     $           -     $           -     $          250
                                               =============     =============     =============     ==============


NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

                                                      At June 30, 2002                   At December 31, 2001
                                               -------------------------------     --------------------------------
                                                                     Percent                             Percent
                                                  Amount            of Total           Amount           of Total
                                               -------------     -------------     -------------     --------------
                                                                          (In thousands)

Real estate loans                              $      83,375             70.6%     $      75,639             66.1%
Commercial and industrial loans                       26,773             22.6%            24,237             21.2%
Loans to individuals                                   6,902              5.8%             7,403              6.5%
Real estate loans held for sale                        1,192              1.0%             7,145              6.2%
                                               -------------     -------------     -------------     -------------

Subtotal                                             118,242            100.0%           114,424            100.0%
                                                                   ===========                         ===========

Less:  Allowance for loan losses                       1,894                               1,633
                                               -------------                       -------------

Net loans                                      $     116,348                       $     112,791
                                               =============                       =============


                                      -9-

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE E - LOANS (Continued)

An analysis of the allowance for loan losses is as follows:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)

Balance at beginning of period                 $       1,761     $       1,459     $       1,633     $        1,319
                                               -------------     -------------     -------------     --------------

Provision charged to operations                          142               125               277                265
                                               -------------     -------------     -------------     --------------

Charge-offs                                               (9)                -               (20)                 -
Recoveries                                                 -                 -                 4                  -
                                               -------------     -------------     -------------     --------------

Net charge-offs                                           (9)                -               (16)                 -
                                               -------------     -------------     -------------     --------------

Balance at end of period                       $       1,894     $       1,584     $       1,894     $        1,584
                                               =============     =============     =============     ==============


NOTE F - TIME DEPOSITS

Time deposits in denominations of $100,000 of more were approximately $32.2 million and $32.0 million at June 30, 2002 and December 31, 2001, respectively.

NOTE G - BORROWINGS

Advances from the Federal Home Loan Bank of Atlanta (FHLB) outstanding at June 30, 2002 and December 31, 2001 are as follows:

                                                           Interest                   June 30,        December 31,
                       Maturity                              Rate                       2002              2001
                   -------------------                    -----------              -------------     --------------
                                                                                            (In thousands)

                   March 17, 2010                           5.92%                  $       1,500     $        1,500
                   March 17, 2010                           5.71%                          2,500              2,500
                                                                                   -------------     --------------

                                                                                   $       4,000     $        4,000
                                                                                   =============     ==============

In addition to the above borrowings, the Bank has credit availability totaling approximately $16.6 million from the FHLB, with $0 and $1.0 million outstanding at June 30, 2002 and December 31, 2001, respectively. Borrowings must be adequately collateralized.

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



NOTE H - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of non-interest income are as follows:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)
Service charges and fees on
   deposit accounts                            $         191     $         154     $         338     $          251
Mortgage operations                                      130               124               251                267
Gain on sale of investment securities                     51                 -                51                  -
Income from brokerage activities                          50                 -                54                  -
Increase in cash value of life insurance                  45                 -                91                  -
Other                                                     43                41                77                 72
                                               -------------     -------------     -------------     --------------

Total                                          $         510     $         319     $         862     $          590
                                               =============     =============     =============     ==============

The major components of other non-interest expense are as follows:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)

Office supplies and postage                    $          39     $          41     $          78     $           75
Data processing and other outside services               136               102               255                192
Professional services                                     72                44               126                 77
Advertising                                               70                67               121                135
Other                                                    171               107               317                195
                                               -------------     -------------     -------------     --------------

Total                                          $         488     $         361     $         897     $          674
                                               =============     =============     =============     ==============

                                      -11-

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's and the Bank's operations, pricing, products and services.

Financial Condition at June 30, 2002 and December 31, 2001

During the six-month period ending June 30, 2002, our total assets increased by $11.5 million to $149.0 million from $137.5 million at December 31, 2001. At June 30, 2002, loans totaled $118.2 million, an increase of $3.8 million, or 3.3%, during the six months. Our loan portfolio had increases in real estate loans and commercial and industrial loans in the amounts of $7.7 million and $2.5 million, respectively. The large decrease in the portfolio was in our loan category of real estate loans held for sale, which had decreased $5.9 million, from $7.1 million at December 31, 2001 to $1.2 million at June 30, 2002. This decrease was due to sales of loans classified as held for sale during the current six-month period.

Our total liquid assets, which are defined as cash and due from banks, federal funds sold and interest bearing deposits at FHLB and investment securities, increased by $7.3 million during the six months, to $23.2 million or 16% of total assets at June 30, 2002 versus $15.9 million or 12% of total assets at December 31, 2001.

Customer deposits continue to be our primary funding source. At June 30, 2002, deposits totaled $132.6 million, an increase of $12.2 million, or 10.1%, from year-end 2001. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $1.0 million to $4.0 million at June 30, 2002.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us "well capitalized" under federal bank regulatory capital guidelines. At June 30, 2002, our shareholders' equity totaled $11.6 million, an increase of $533,000 from the December 31, 2001 balance. This increase resulted principally from net income of $479,000 for the six months, net unrealized losses on available for sale investment securities during the period of $18,000 and the issuance of common stock from the exercising of stock options in the amount of $72,000.

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001

Net Income. Our net income for the three months ended June 30, 2002 was $286,000, an increase of $130,000 from net income of $156,000 for the same three-month period in 2001. Net income per share was $.16 diluted for the three months ended June 30, 2002, up from $.09 diluted for the same period in 2001. We have experienced strong growth, with total assets averaging $154.4 million during the current three-month period as compared to $125.8 million in the prior year period, an increase of 22.7%. In an environment of declining interest rates, our interest rate spread and net yield on average interest earning assets increased 59 basis points and 28 basis points, respectively. Increases in net interest income and non-interest income for the quarter ended June 30, 2002 were $327,000 and $191,000, respectively, in total exceeding increases of $17,000 in the provision for loan losses, $301,000 in non-interest expenses and $70,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $327,000, or 30.7%, to $1.4 million for the three months ended June 30, 2002. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the dramatic decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $28.5 million, or 24.3%, during the first three months of 2002 as compared with the same period in 2001. Our average yield on total interest-earning assets decreased by 193 basis points from 8.06% to 6.13%. Our average total interest-bearing liabilities increased by $25.5 million, or 24.7%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased more dramatically than did our yield on assets, declining 252 basis points from 4.99% to 2.47%. For the three months ended June 30, 2002, our net interest spread was 3.66% and our net interest margin was 3.94%. For the three months ended June 30, 2001, our net interest rate spread was 3.07% and our net interest margin was 3.66%.

Provision for Loan Losses. Our provision for loan losses for the three-months ended June 30, 2002 was $142,000, representing an increase of $17,000 from the $125,000 provision we made for the three months ended June 30, 2001. Our net loan charge-offs were $9,000 during the three months ended June 30, 2002, as compared with no charge-offs or recoveries in the same period of 2001. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was less than .01% for the three-months ended June 30, 2002. At June 30, 2002, we had non-accrual loans in the amount of $29,000, while the allowance for loan losses increased to $1.9 million, or 1.60% of total loans.

Non-interest Income. For the first three months of 2002, non-interest income increased $191,000 or 59.9% to $510,000 from $319,000 for the same period the prior year. New sources of non-interest income during the current quarter include $50,000 from brokerage services that the Bank introduced during the first quarter of 2002 and earnings of $45,000 from investments in life insurance. We also realized securities gains of $51,000 during the current quarter, and no securities gains during the second quarter of 2001. Service charges and fees on deposit accounts increased principally as a result of growth in customer deposits.

Non-interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended June 30, 2002, total non-interest expenses increased $301,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $190,000, reflecting the addition of personnel to support growth as well as normal compensation increases. In addition, the current quarter includes a provision of $107,000 to fund newly implemented deferred compensation arrangements. Our other non-interest expenses, which include office supplies and postage, professional and other services and advertising and other, increased $127,000. This increase relates primarily to the Company's continued growth, but also includes costs related to the Company's holding company reorganization.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 27.4% and 19.6%, respectively, for the three months ended June 30, 2002 and 2001. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of recognition of deferred tax assets generated before we achieved profitability. We believe that all remaining unrecognized deferred tax assets will be recognized ratably during 2002.

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

Net Income. Our net income for the six months ended June 30, 2002 was $479,000, an increase of $185,000 from net income of $294,000 for the same six-month period in 2001. Net income per share was $.27 diluted for the six months ended June 30, 2002, up from $.17 diluted for the same period in 2001. We have experienced strong growth, with total assets averaging $147.6 million during the current six-month period as compared to $122.9 million in the prior year period, an increase of 20.1%. In an environment of declining interest rates, our interest rate spread and net yield on average interest earning assets increased 46 basis points and 17 basis points, respectively. Increases in net interest income and non-interest income for the six months ended June 30, 2002 were $492,000 and $272,000, respectively, in total exceeding increases of $12,000 in the provision for loan losses, $467,000 in non-interest expenses and $100,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $492,000, or 23.3%, to $2.6 million for the six months ended June 30, 2002. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the dramatic decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $24.7 million, or 21.6%, during the first six months of 2002 as compared with the same period in 2001. Our average yield on total interest-earning assets decreased by 204 basis points from 8.34% to 6.30%. Our average total interest-bearing liabilities increased by $21.5 million, or 21.3%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased more dramatically than did our yield on assets, declining 250 basis points from 5.22% to 2.72%. For the six months ended June 30, 2002, our net interest spread was 3.58% and our net interest margin was 3.90%. For the six months ended June 30, 2001, our net interest rate spread was 3.12% and our net interest margin was 3.73%.

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2002 was $277,000, representing an increase of $12,000 from the $265,000 provision we made for the six months ended June 30, 2001. Our net loan charge-offs were $16,000 during the six months ended June 30, 2002, as compared with no charge-offs or recoveries in the same period of 2001. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was less than .01% for the six months ended June 30, 2002. At June 30, 2002, we had non-accrual loans in the amount of $29,000, while the allowance for loan losses increased to $1.9 million, or 1.60% of total loans, as compared to $1.6 million, or 1.43%. While our loan quality is strong and our level of net charge-offs is low, we have continued to increase the level of our loan loss allowance in response to our concerns about the overall economy.

Non-interest Income. For the six months ended June 30, 2002, non-interest income increased $272,000 or 46.1% to $862,000 from $590,000 for the same period in 2001. New sources of non-interest income during the current six months include $54,000 from brokerage services that the Bank introduced during the first quarter and earnings of $91,000 from investments in life insurance. We also realized gains from sales of securities of $51,000 during the current six months, and no securities gains during the first six months of 2001. Service charges and fees on deposit accounts increased principally as a result of growth in customer deposits.

Non-interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the six months ended June 30, 2002, our non-interest expense increased $467,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $271,000, reflecting the addition of personnel to support growth as well as normal compensation increases. In addition, the current six months include a provision of $107,000 to fund newly implemented deferred compensation arrangements. Our other non-interest expenses, which include office supplies and postage, professional and other services and advertising and other, increased $223,000. This increase relates primarily to the Company's continued growth, but also includes costs related to the Company's holding company reorganization.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 26.6% and 20.1%, respectively, for the six months ended June 30, 2002 and 2001. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of recognition of deferred tax assets generated before we achieved profitability. We believe that all remaining unrecognized deferred tax assets will be recognized ratably during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources.

Liquidity is defined as our ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures our liquidity position by giving consideration to both on-and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Bank's primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, and investment securities. These aggregated $20.0 million at June 30, 2002 compared to $13.3 million at December 31, 2001. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds sold on a short-term basis of approximately $24.0 million. We also have the ability to borrow up to $20.6 million from the Federal Home Loan Bank of Atlanta, with $4.0 million outstanding at June 30, 2002 and $5.0 million at December 31, 2001. At June 30, 2002, our outstanding commitments to extend credit consisted of loan commitments of $8.0 million and amounts available under home equity credit lines and other credit lines of $20.0 million and $8.1 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2002, our capital to average asset ratio was 8.06%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at June 30, 2002 was 8.27%.

Part II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on April 25, 2002. Of 1,527,756 shares entitled to vote at the meeting, 1,189,318 shares voted. The following matters were voted on at the meeting:

Proposal 1: To elect members of the Board of Directors listed below for three-year terms or until a successor has been elected and qualified (Annual Meeting of Shareholders in 2005). Votes for each nominee were as follows:

         Name                                 For                      Withheld

   H. Thomas Bobo                           1,181,414                    7,904
   Nat.T. Harris, Jr.                       1,181,564                    7,754
   F. D. Hornaday, III                      1,180,964                    8,354
   Tenna M. Koury                           1,181,564                    7,754
   John J. Love                             1,181,414                    7,904
   James B. Powell                          1,180,964                    8,354

            The following directors continue in office after the meeting: Dexter
            R. Barbee, Sr., Randolph J. Cary, Jr., Thomas E. Chandler, James R. Copland, III, James B. Crouch, Jr., Ralph M. Holt, Jr., R. Sam Hunt, III, Maxine H. O'Kelley, John K. Roberts, James H. Smith, Jr., and Robert A. Ward.

Proposal 2: The ratification of the appointment of Dixon Odom PLLC as the independent auditor for the Bank for the fiscal year ending December 31,

      For                     Against                          Abstain
 --------------             ------------                   ----------------
   1,179,584                   1,710                            8,024

Proposal 3: The approval of the Agreement and Plan of Reorganization pursuant to which MidCarolina Financial Corporation will become the parent holding company of MidCarolina Bank.

      For                      Against                        Abstain
 --------------             ------------                   ----------------
  1,063,097                   16,890                           109,331

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 On June 5, 2002, Form 8-K was filed by the Bank with the FDIC announcing consummation of the holding company reorganization.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MIDCAROLINA FINANCIAL CORPORATION

Date:  August 13, 2002                 By:     /s/ Randolph J. Cary, Jr.
                                          --------------------------------------
                                                   Randolph J. Cary, Jr.
                                          President and Chief Executive Officer



Date:   August 13, 2002                By:     /s/ David B. Spencer
                                          --------------------------------------
                                                   David B. Spencer
                                               Chief Financial Officer