Form 10QSB
period 2002-09-30
MIDCAROLINA FINANCIAL CORP
filed 2002-11-15
CIK 1174872

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                 [_] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the transition period ended ____________________

                        Commission File Number 000-49848
                                               ---------

                        MidCarolina Financial Corporation
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           North Carolina                                      55-0790872
     -------------------------------                       ------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

           3101 South Church Street
          Burlington, North Carolina                            27216
    ----------------------------------------                  ----------
    (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (336) 538-1600


      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 8, 2002, the registrant had outstanding 1,688,674 shares of Common Stock, no par value.

                                                                                Page No.
                                                                                --------
Part I.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

               Consolidated Balance Sheets
               September 30, 2002 and December 31, 2001 .........................   3

               Consolidated Statements of Operations
               Three Months and Nine Months Ended September 30, 2002 and 2001 ...   4

               Consolidated Statements of Shareholders' Equity
               Nine Months Ended September 30, 2002 and 2001 ....................   5

               Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2002 and 2001 ....................   6

               Notes to Consolidated Financial Statements .......................   7

Item 2 -   Management's Discussion and Analysis of Financial Condition and
           Results of Operations ................................................  12

Item 3 -   Controls and Procedures ..............................................  16

Part II.   Other Information

               Item 6. Exhibits and Reports on Form 8-K .........................  17

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                        MIDCAROLINA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------
                                                                           September 30, 2002       December 31,
                                                                               (Unaudited)            2001 (*)
                                                                           ------------------    ------------------
ASSETS                                                                              (Amounts in thousands)

Cash and due from banks                                                    $            4,098    $            3,054
Federal funds sold and interest-bearing
   deposits at FHLB                                                                     5,747                   980
Investment securities:
   Available for sale                                                                   9,670                11,658
   Held to maturity                                                                       250                   250
Investment in Stock of FHLB of Atlanta                                                    462                   377

Loans                                                                                 134,230               114,424
Allowance for loan losses                                                              (2,019)               (1,633)
                                                                           ------------------    ------------------
                                                              NET LOANS               132,211               112,791

Accrued interest receivable                                                               631                   623
Bank premises and equipment, net                                                        4,226                 4,228
Other assets                                                                            4,281                 3,510
                                                                           ------------------    ------------------

                                                           TOTAL ASSETS    $          161,576    $          137,471
                                                                           ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Noninterest-bearing demand                                            $           17,209    $           12,151
     Interest-bearing demand                                                           33,131                22,335
     Savings                                                                            4,601                 3,942
     Time                                                                              85,412                81,984
                                                                           ------------------    ------------------
                                                         TOTAL DEPOSITS               140,353               120,412

Borrowings                                                                              8,000                 5,000
Accrued expenses and other liabilities                                                  1,090                   963
                                                                           ------------------    ------------------

                                                      TOTAL LIABILITIES               149,443               126,375
                                                                           ------------------    ------------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 20,000,000 shares authorized;
     none issued                                                                            -                     -
   Common stock, no par value, 80,000,000 shares authorized;
     1,688,619 shares issued and outstanding in 2002                                   10,840                     -
   Common stock, $4.00 par value, 20,000,000 shares authorized;
     1,518,131 shares issued and outstanding in 2001                                        -                 6,073
   Additional paid-in capital                                                               -                 4,639
   Retained earnings                                                                    1,141                   291
   Accumulated other comprehensive income                                                 152                    93
                                                                           ------------------    ------------------

                                             TOTAL SHAREHOLDERS' EQUITY                12,133                11,096
                                                                           ------------------    ------------------

                                                  TOTAL LIABILITIES AND
                                                   SHAREHOLDERS' EQUITY    $          161,576    $          137,471
                                                                           ==================    ==================

* Derived from audited financial statements.

See accompanying notes.
                                       -3-

                        MIDCAROLINA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                        ------------------------     --------------------------
                                                           2002          2001            2002           2001
                                                        ----------    ----------     -----------     ----------
                                                             (Amounts in thousands, except per share data)
INTEREST INCOME
   Loans                                                $    2,143    $    2,106     $     6,003     $    6,302
   Investment securities available for sale                    136           164             429            518
   Federal funds sold and interest-bearing deposits             63            39             174            221
                                                        ----------    ----------     -----------     ----------

                            TOTAL INTEREST INCOME            2,342         2,309           6,606          7,041
                                                        ----------    ----------     -----------     ----------

INTEREST EXPENSE
   Demand deposits                                             150            95             355            319
   Savings                                                      10            12              29             40
   Time                                                        588         1,033           1,901          3,279
   Other borrowings                                             71            59             190            177
                                                        ----------    ----------     -----------     ----------

                           TOTAL INTEREST EXPENSE              819         1,199           2,475          3,815
                                                        ----------    ----------     -----------     ----------

                              NET INTEREST INCOME            1,523         1,110           4,131          3,226

PROVISION FOR LOAN LOSSES                                      150           180             427            445
                                                        ----------    ----------     -----------     ----------

                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES            1,373           930           3,704          2,781
                                                        ----------    ----------     -----------     ----------

NON-INTEREST INCOME (Note H)                                   607           322           1,469            912
                                                        ----------    ----------     -----------     ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                              809           515           2,173          1,608
   Occupancy and equipment                                     138           158             417            464
   Other (Note H)                                              514           345           1,411          1,019
                                                        ----------    ----------     -----------     ----------

                       TOTAL NON-INTEREST EXPENSE            1,461         1,018           4,001          3,091
                                                        ----------    ----------     -----------     ----------

                       INCOME BEFORE INCOME TAXES              519           234           1,172            602

INCOME TAXES                                                   148            42             322            116
                                                        ----------    ----------     -----------     ----------

                                       NET INCOME       $      371    $      192     $       850     $      486
                                                        ==========    ==========     ===========     ==========

BASIC NET INCOME PER COMMON SHARE                       $     0.22    $     0.12     $      0.51     $     0.29
                                                        ==========    ==========     ===========     ==========

DILUTED NET INCOME PER COMMON SHARE                     $     0.21    $     0.11     $      0.48     $     0.27
                                                        ==========    ==========     ===========     ==========

See accompanying notes.

                        MIDCAROLINA FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                           Additional     Retained        Other          Total
                                                     Common Stock            Paid-in      Earnings    Comprehensive  Shareholders'
                                                   -----------------
                                                   Shares     Amount         Capital      (Deficit)   Income (Loss)     Equity
                                                   ------     ------       -----------   -----------  -------------  --------------
                                                                  (Amounts in thousands, except share data)
Nine Months Ended September 30, 2002

Balance at December 31, 2001                     1,518,131   $   6,073      $   4,639    $     291       $      93    $  11,096

Comprehensive income:
  Net income                                             -           -              -          850               -          850
  Other comprehensive income:
    Net decrease in fair value of securities
      available for sale, net of tax                     -           -              -            -              59           59
                                                                                                                      ---------

      Total comprehensive income                                                                                            909
                                                                                                                      ---------

Formation of holding company                             -       4,673         (4,673)           -               -            -

Effect of 11-for-10 stock split                    152,731           -              -            -               -            -

Common stock issued pursuant to:
  Stock options exercised                           17,757          94             34            -               -          128
                                                 ---------   ---------      ---------    ---------       ---------    ---------

Balance at September 30, 2002                    1,688,619   $  10,840      $       -    $   1,141       $     152    $  12,133
                                                 =========   =========      =========    =========       =========    =========


Nine Months Ended September 30, 2001

Balance at December 31, 2000                     1,264,300   $   5,057      $   5,646    $    (475)      $     (65)   $  10,163

Comprehensive income:
  Net income                                             -           -              -          486               -          486
  Other comprehensive income,
    Net increase in fair value of securities
      available for sale, net of tax                     -           -              -            -             204          204
                                                                                                                      ---------

      Total comprehensive income                                                                                            690
                                                                                                                      ---------

Effect of 6-for-5 stock split                      252,821       1,011         (1,011)           -               -            -

Common stock issued pursuant to:
  Stock options exercised                            1,010           4              4            -               -            8
                                                 ---------   ---------      ---------    ---------       ---------    ---------

Balance at September 30, 2001                    1,518,131   $   6,072      $   4,639    $      11       $     139    $  10,861
                                                 =========   =========      =========    =========       =========    =========

See accompanying notes.

                        MIDCAROLINA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                               -----------------------------------
                                                                                     2002                2001
                                                                               ----------------    ---------------
                                                                                        (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $           850    $            486
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                       316                 340
        Provision for loan losses                                                           427                 445
        Gain on sale of investment securities available for sale                            (51)                  -
        (Increase) decrease in mortgage loans held for sale                                 510              (1,283)
        Change in assets and liabilities:
           (Increase) decrease in other assets                                               33                   3
           Increase (decrease) in accrued expenses and other liabilities                     91                  36
                                                                                ---------------    ----------------

                                                       NET CASH PROVIDED BY
                                                       OPERATING ACTIVITIES               2,176                  27
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities available for sale                                  (4,733)             (4,981)
   Maturities and calls on investment securities available for sale                       4,009               4,250
   Principal paydowns on investment securities available for sale                         1,237               1,280
   Sales of investment securities available for sale                                      1,587                   -
   Net increase in loans from originations and
      principal repayments                                                              (21,042)            (18,668)
   Investment in life insurance                                                            (127)             (3,052)
   Purchase of FHLB stock                                                                   (85)               (103)
   Purchases of bank premises and equipment                                                (280)               (144)
                                                                                ---------------    ----------------

                                                           NET CASH USED BY
                                                       INVESTING ACTIVITIES             (19,434)            (21,418)
                                                                                ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                              19,941              18,453
   Net increase in borrowings                                                             3,000                   -
   Proceeds from stock options exercised                                                    128                   8
                                                                                ---------------    ----------------

                                                      NET CASH PROVIDED BY
                                                       FINANCING ACTIVITIES              23,069              18,461
                                                                                ---------------    ----------------

                                                 NET INCREASE (DECREASE) IN
                                                  CASH AND CASH EQUIVALENTS               5,811              (2,930)

CASH AND CASH EQUIVALENTS, BEGINNING                                                      4,034              11,787
                                                                                ---------------    ----------------

                                                              CASH AND CASH
                                                        EQUIVALENTS, ENDING     $         9,845    $          8,857
                                                                                ===============    ================

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

In April 2002, the shareholders of MidCarolina Bank (the "Bank") approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of MidCarolina Financial Corporation (the "Company"), a North Carolina corporation formed as a holding company for the Bank (the "Reorganization"). At the closing of the holding company reorganization, one share of MidCarolina Financial Corporation's no par value common stock was exchanged for each of the outstanding shares of MidCarolina Bank's $4.00 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank.

The organization and business of MidCarolina Bank, accounting policies followed by the Bank and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB which was filed with the Federal Deposit Insurance Corporation. This quarterly report should be read in conjunction with such annual report.

NOTE B - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 6-for-5 stock split effected in the form of a 20% stock dividend distributed June 15, 2001 and for an 11-for-10 stock split effected in the form of a 10% stock dividend distributed August 15, 2002. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                       September 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
Weighted average number of common
   shares used in computing basic net
   income per share                                1,684,034         1,669,595         1,678,606          1,669,116

Effect of dilutive stock options                      94,976           109,752           110,316             98,734
                                               -------------     -------------     -------------     --------------
Weighted average number of
   common shares and dilutive potential
   common shares used in computing
   diluted net income per share                    1,779,010         1,779,347         1,788,922          1,767,850
                                               =============     =============     =============     ==============

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                       September 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)

Net income                                     $         371     $         192     $         850     $          486
                                               -------------     -------------     -------------     --------------
Unrealized gains on available-for-sale
   Securities                                            124               140               146                322

Reclassification of (gains) losses
   recognized in net income                                -                 -               (51)                 -

Tax effect                                               (47)              (53)              (36)              (118)
                                               -------------     -------------     -------------     --------------

Other comprehensive income                                77                87                59                204
                                               -------------     -------------     -------------     --------------

Total comprehensive income                     $         448     $         279     $         909     $          690
                                               =============     =============     =============     ==============


NOTE D - INVESTMENT SECURITIES

The following is a summary of investment securities by major classification at September 30, 2002 and December 31, 2001:

                                                                       September 30, 2002
                                              ---------------------------------------------------------------------
                                                                      Gross             Gross
                                                 Amortized         unrealized        unrealized           Fair
                                                   cost               gains            losses             value
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)
Securities available for sale:
   U.S. agency securities                      $       4,365     $          66     $           -     $        4,431
   Mortgage-backed securities                          4,598               152                 -              4,750
   State and municipal                                   389                23                 -                412
   Other                                                  78                 -                 -                 78
                                               -------------     -------------     -------------     --------------

         Total                                 $       9,430     $         241     $           -     $        9,671
                                               =============     =============     =============     ==============

Securities held to maturity:
   Other                                       $         250     $           -     $           -     $          250
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
                                               =============     =============     =============     ==============

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

                                                    At September 30, 2002                At December 31, 2001
                                               -------------------------------     --------------------------------
                                                                     Percent                             Percent
                                                  Amount            of Total           Amount           of Total
                                               -------------     -------------     -------------     --------------
                                                                          (In thousands)
Real estate loans                              $      90,336             67.3%     $      75,639             66.1%
Commercial and industrial loans                       27,784             20.7%            24,237             21.2%
Loans to individuals                                   9,475              7.1%             7,403              6.5%
Real estate loans held for sale                        6,635              4.9%             7,145              6.2%
                                               -------------     ------------      -------------      -----------

Subtotal                                             134,230            100.0%           114,424            100.0%
                                                                 ============                         ===========

Less:  Allowance for loan losses                       2,019                               1,633
                                               -------------                       -------------

Net loans                                      $     132,211                       $     112,791
                                               =============                       =============

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE E - LOANS (Continued)

An analysis of the allowance for loan losses is as follows:

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                       September 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)
Balance at beginning of period                 $       1,894     $       1,584     $       1,633     $        1,319
                                               -------------     -------------     -------------     --------------

Provision charged to operations                          150               180               427                445
                                               -------------     -------------     -------------     --------------

Charge-offs                                              (30)              (37)              (50)               (37)
Recoveries                                                 5                 3                 9                  3
                                               -------------     -------------     -------------     --------------

Net charge-offs                                          (25)              (34)              (41)               (34)
                                               -------------     -------------     -------------     --------------

Balance at end of period                       $       2,019     $       1,730     $       2,019     $        1,730
                                               =============     =============     =============     ==============

NOTE F - TIME DEPOSITS

Time deposits in denominations of $100,000 of more were approximately $35.3 million and $32.0 million at September 30, 2002 and December 31, 2001, respectively.

NOTE G - BORROWINGS

Advances from the Federal Home Loan Bank of Atlanta (FHLB) outstanding at September 30, 2002 and December 31, 2001 are as follows:

                                     Interest              June 30,        December 31,
           Maturity                    Rate                  2002              2001
       -------------------          -----------         -------------     --------------
                                                                 (In thousands)
       March 17, 2010                 5.92%             $       1,500     $        1,500
       March 17, 2010                 5.71%                     2,500              2,500
       September 4, 2012              3.56%                     2,000                  -
       September 4, 2012              3.56%                     2,000                  -
                                                        -------------     --------------

                                                        $       8,000     $        4,000
                                                        =============     ==============

In addition to the above borrowings, the Bank has credit availability totaling approximately $16.6 million from the FHLB, with $0 and $1.0 million outstanding at September 30, 2002 and December 31, 2001, respectively. Borrowings must be adequately collateralized.

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE H - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of non-interest income are as follows:


                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)
Service charges and fees on
   deposit accounts                            $         209     $         128     $         547     $          379
Mortgage operations                                      259               115               510                382
Gain on sale of investment securities                      -                 -                51                  -
Income from brokerage activities                          56                 2               110                  2
Increase in cash value of life insurance                  46                46               137                 46
Other                                                     37                31               114                103
                                               -------------     -------------     -------------     --------------

Total                                          $         607     $         322     $       1,469     $          912
                                               =============     =============     =============     ==============

The major components of other non-interest expense are as follows:

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2002              2001
                                               -------------     -------------     -------------     --------------
                                                                         (In thousands)

Office supplies and postage                    $          56     $          41     $         134     $          116
Data processing and other outside services               130               111               385                303
Professional services                                     59                32               185                109
Advertising                                               96                57               217                192
Other                                                    173               104               490                299
                                               -------------     -------------     -------------     --------------

Total                                          $         514     $         345     $       1,411     $        1,019
                                               =============     =============     =============     ==============


NOTE I - SUBSEQUENT EVENTS

In October of 2002, the Company issued $5.0 million in trust preferred securities. These securities have a maturity of thirty years with a five-year callable provision. The current interest rate of 4.85% per annum (3 month Libor plus 345 basis points) is payable at the end of each quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Financial Condition at September 30, 2002 and December 31, 2001

During the nine-month period ending September 30, 2002, our total assets increased by $24.1 million to $161.6 million from $137.5 million at December 31, 2001. At September 30, 2002, loans totaled $134.2 million, an increase of $19.8 million, or 17.3%, during the nine months. Our loan portfolio had increases in real estate loans and commercial and industrial loans in the amounts of $14.7 million and $3.5 million, respectively. Loans to individuals have increased by $2.1 million to $9.5 million. Offsetting these increases was a decrease in real estate loans held for sale, which had decreased $510,000, from $7.1 million at December 31, 2001 to $6.6 million at September 30, 2002.

Our total liquid assets, which includes cash and due from banks, federal funds sold and interest bearing deposits at the Federal Home Loan Bank (the "FHLB") and investment securities, increased by $3.8 million during the nine months, to $19.8 million or 12% of total assets at September 30, 2002 versus $15.9 million, also 12% of total assets, at December 31, 2001.

Customer deposits continue to be our primary funding source. At September 30, 2002, deposits totaled $140.4 million, an increase of $19.9 million, or 16.6%, from year-end 2001. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $3.0 million to $8.0 million at September 30, 2002.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us "well capitalized" under federal bank regulatory capital guidelines. At September 30, 2002, our shareholders' equity totaled $12.1 million, an increase of $1.0 million from the December 31, 2001 balance. This increase resulted principally from net income of $850,000 for the nine months, net unrealized gains on available for sale investment securities during the period of $59,000 and the issuance of common stock from the exercising of stock options in the amount of $128,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001

Net Income. Our net income for the three months ended September 30, 2002 was $371,000, an increase of $179,000 from net income of $192,000 for the same three-month period in 2001. Net income per share was $.21 diluted for the three months ended September 30, 2002, up from $.11 diluted for the same period in 2001. We have experienced strong growth, with total assets averaging $161.1 million during the current three-month period as compared to $130.7 million in the prior year period, an increase of 23.3%. In an environment of declining interest rates, our interest rate spread and net yield on average interest earning assets increased 37 basis points and 24 basis points, respectively. Increases in net interest income and non-interest income for the quarter ended September 30, 2002 of $413,000 and $285,000, respectively, combined with a $30,000 decrease in the provision for loan losses, exceeded increases of $443,000 in non-interest expenses and $106,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $413,000, or 37.2%, to $1.5 million for the three months ended September 30, 2002. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Because the interest rate reductions occurring in 2001 have been sustained during 2002, our interest rate spread and net interest rate margin have increased. Average interest-earning assets increased $33.4 million, or 27.9%, during the first three months of 2002 as compared with the same period in 2001. Our average yield on total interest-earning assets decreased by 164 basis points from 7.91% to 6.27%. Our average total interest-bearing liabilities increased by $26.7 million, or 24.6%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased more dramatically than did our yield on assets, declining 201 basis points from 4.44% to 2.43%. For the three months ended September 30, 2002, our net interest spread was 3.84% and our net interest margin was 4.12%. For the three months ended September 30, 2001, our net interest rate spread was 3.47% and our net interest margin was 3.88%.

Provision for Loan Losses. Our provision for loan losses for the three-months ended September 30, 2002 was $150,000, representing a decrease of $30,000 from the $180,000 provision we made for the three months ended September 30, 2001. Our net loan charge-offs were $25,000 during the three months ended September 30, 2002, as compared with $34,000 of net loan charge-offs in the same period of 2001. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was less than .01% for the three-months ended September 30, 2002. At September 30, 2002, we had non-accrual loans in the amount of $60,000, while the allowance for loan losses increased to $2.0 million, or 1.50% of total loans. Because of our concern about the declining economy, we continue to increase our loan loss allowance despite our strong loan quality and low level of net charge-offs.

Non-Interest Income. For the three months ending September 30, 2002, non-interest income increased $285,000, or 88.5%, to $607,000 from $322,000 for the same period the prior year. Increases for the three months ended September 30, 2002 include an increase of $81,000 in service charges and fees on deposit accounts as a result of deposit growth, an increase of $144,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment and an increase in brokerage related income of $54,000. We began offering brokerage services during the third quarter of 2001, generating income of only $2,000 during that initial quarter.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended September 30, 2002, total non-interest expenses increased $443,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $294,000, reflecting the addition of personnel to support growth as well as normal compensation increases. In addition, the current quarter includes a provision of $63,000 to fund newly implemented deferred compensation arrangements. Occupancy and equipment expenses decreased by $20,000, being offset by increases in our other non-interest expenses, which include office supplies and postage, professional and other services and advertising and other, increased $169,000. This increase relates primarily to the Company's continued growth, but also includes costs related to the Reorganization.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 28.5% and 17.9%, respectively, for the three months ended September 30, 2002 and 2001. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of recognition of deferred tax assets generated before we achieved profitability. We believe that all remaining unrecognized deferred tax assets will be recognized ratably during 2002.

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Net Income. Our net income for the nine months ended September 30, 2002 was $850,000, an increase of $364,000 from net income of $486,000 for the same nine-month period in 2001. Net income per share was $.48 diluted for the nine months ended September 30, 2002, up from $.27 diluted for the same period in 2001. We have experienced strong growth, with total assets averaging $152.1 million during the current nine-month period as compared to $125.5 million in the prior year period, an increase of 21.2%. In an environment of declining interest rates, our interest rate spread and net yield on average interest earning assets increased 43 basis points and 20 basis points, respectively. Increases in net interest income and non-interest income for the nine months ended September 30, 2002 were $905,000 and $557,000, respectively, in total exceeding increases of $910,000 in non-interest expenses and $206,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $905,000, or 28.1%, to $4.1 million for the nine months ended September 30, 2002. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from period to period. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Because the interest rate reductions occurring in 2001 have been sustained during 2002, our interest rate spread and net interest rate margin have increased. Average interest-earning assets increased $27.6 million, or 23.8%, during the first nine months of 2002 as compared with the same period in 2001. Our average yield on total interest-earning assets decreased by 189 basis points from 8.16% to 6.27%. Our average total interest-bearing liabilities increased by $23.2 million, or 22.4%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased more dramatically than did our yield on assets, declining 232 basis points from 4.93% to 2.61%. For the nine months ended September 30, 2002, our net interest spread was 3.66% and our net interest margin was 3.97%. For the nine months ended September 30, 2001, our net interest rate spread was 3.23% and our net interest margin was 3.77%.

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2002 was $427,000, representing a decrease of $18,000 from the $445,000 provision we made for the nine months ended September 30, 2001. Our net loan charge-offs were $41,000 during the nine months ended September 30, 2002, as compared with $34,000 net loan charge-offs in the same period of 2001. On an annualized basis, our percentage of net loan charge-offs to average loans outstanding was less than .01% for the nine months ended September 30, 2002. At September 30, 2002, we had non-accrual loans in the amount of $60,000, while the allowance for loan losses increased to $2.0 million, or 1.50% of total loans, as compared to $1.6 million, or 1.43% at December 31, 2001. While our loan quality is strong and our level of net charge-offs is low, we have continued to increase the level of our loan loss allowance in response to our concerns about the overall economy.

Non-Interest Income. We have successfully continued our efforts to develop sources of non-interest income. For the nine months ended September 30, 2002, non-interest income increased $557,000 or 61.1% to $1.5 million from $912,000 for the same period in 2001. Increases include $168,000 in service charges and fees on deposit accounts as a result of deposit growth, an increase of $128,000 in income from mortgage operations, an increase of $108,000 in brokerage service income, an increase of $51,000 in gains on sales of investment securities and an increase of $91,000 in income related to bank owned life insurance.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the nine months ended September 30, 2002, our non-interest expense increased $910,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $565,000, reflecting the addition of personnel to support growth as well as normal compensation increases. In addition, the current nine months include a provision of $170,000 to fund newly implemented deferred compensation arrangements. Occupancy and equipment expenses decreased by $47,000, being offset by increases in our other non-interest expenses, which include office supplies and postage, professional and other services and advertising and other, increased $392,000. This increase relates primarily to the Company's continued growth, but also includes costs related to the Company's holding company reorganization.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 27.5% and 19.3%, respectively, for the nine months ended September 30, 2002 and 2001. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of recognition of deferred tax assets generated before we achieved profitability. We believe that all remaining unrecognized deferred tax assets will be recognized ratably during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence depends significantly on our ability to maintain sound asset quality and appropriate levels of capital resources.

Liquidity is defined as our ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures our liquidity position by giving consideration to both on-and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the FHLB of Atlanta and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Bank's primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, and investment securities. These aggregated $19.8 million at September 30, 2002 compared to $15.9 million at December 31, 2001. Supplementing customer deposits as a source of funding, we have available lines of credit from various correspondent banks to purchase federal funds sold on a short-term basis of approximately $24.0 million. We also have the ability to borrow up to $24.2 million from the Federal Home Loan Bank of Atlanta, with $8.0 million outstanding at September 30, 2002 and $5.0 million at December 31, 2001. At September 30, 2002, our outstanding commitments to extend credit consisted of loan commitments of $7.8 million and amounts available under home equity credit lines and other credit lines of $19.9 million and $8.2 million, respectively. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2002, our capital to average asset ratio was 7.98%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at September 30, 2002 was 7.87%.

Item 3.  Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. The Company has formed a Disclosure Committee that consists of the CEO, CFO, and other members of management whom are deemed vital to the disclosure control processes. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits.

                    (3)(i) Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Registration Statement on Form 8-A dated June 3, 2002

                    (3)(ii) Bylaws, incorporated herein by reference to Exhibit
               3(ii) to the Registration Statement on Form 8-A dated June 3,
               2002

                    (4)       Specimen stock certificate

                    (10)(i) Employment Agreement between MidCarolina Bank, the wholly-owned subsidiary of the Company and Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998

                    (10)(ii) MidCarolina Bank Employee Stock Option Plan, assumed by the Company on June 3, 2002, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

                    (10)(iii) MidCarolina Bank Director Stock Option Plan,
               assumed by the Company on June 3, 2002, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

                    (10)(iv) Land Lease dated October 15, 1997, between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998

                    (10)(v) Lease dated June 27, 2000, between the Bank and Cum-Park Plaza, LLC, incorporated herein by reference to Exhibit 19(v) to the Form 10-KSB for the fiscal year ended December 31, 2000

                    99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (b)   Reports on Form 8-K.

                    On July 10, 2002, the Company filed a Form 8-K with the SEC announcing the Board of Directors' approval of an eleven-for-ten stock split in the form of a stock dividend to be paid on August 15, 2002 to shareholders of record on August 1, 2002.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MIDCAROLINA FINANCIAL CORPORATION

Date:   November 13, 2002            By:   /s/ Randolph J. Cary, Jr.
                                           -------------------------------------
                                           Randolph J. Cary, Jr.
                                           President and Chief Executive Officer


Date:   November 13, 2002            By:   /s/ David B. Spencer
                                           -------------------------------------
                                           David B. Spencer
                                           Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Randolph J. Cary, Jr., certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of MidCarolina Financial Corporation, a North Carolina bank (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002       By:  /s/ Randolph J. Cary, Jr.
                                 --------------------------------------
                                  Randolph J. Cary, Jr.
                                  President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David B. Spencer, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of MidCarolina Financial Corporation, a North Carolina bank (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002            By: /s/ David B. Spencer
                                       ------------------------------------
                                       David B. Spencer
                                       Chief Financial Officer