Form 10KSB
period 2002-12-31
MIDCAROLINA FINANCIAL CORP
filed 2003-03-28
CIK 1174872

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20579

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number ____________

MIDCAROLINA FINANCIAL CORPORATION

(Name of Small Business Issuer in Its Charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	56-2006811 (I.R.S. Employer Identification No.)

3101 South Church Street Burlington, North Carolina (Address of Principal Executive Offices)	27215 (Zip Code)

(336) 538-1600
(Registrant’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act: common stock, no par value
Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $11,073,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $19,533,957 based on the closing price of the common stock on March 17, 2003, which was $14.25 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,704,789 shares of common stock, no par value, as of March 17, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of MidCarolina Financial Corporation, to be held on May 1, 2003 (the “Proxy Statement”), are incorporated by reference into Part III.

MidCarolina Financial Corporation
Table 1
Selected Consolidated Financial Information and Other Data
($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,

	2002	2001	2000	1999	1998

Operating Data:
Total interest income	$8,982	$9,199	$8,222	$5,445	$3,825
Total interest expense	3,338	4,879	4,580	2,790	2,358

Net interest income	5,644	4,320	3,642	2,655	1,467
Provision for loan losses	573	735	540	428	415

Net interest income after provision	5,071	3,585	3,102	2,227	1,052
Noninterest income	2,091	1,382	574	482	445
Noninterest expense	5,398	4,049	3,208	2,586	2,067

Income before income taxes	1,764	918	468	123	(570)
Provision for income taxes	489	151	—	—	—

Net income (loss)	$1,275	$767	$468	$123	$(570)

Per Share Data (1):
Earnings per share - basic	$0.76	$0.46	$0.28	$0.07	$(0.34)
Earnings per share - diluted	0.71	0.44	0.27	0.07	(0.34)
Cash dividends declared	—	—	—	—	—
Market price
High	14.88	15.00	12.05	13.64	8.48
Low	13.75	7.95	7.95	8.48	6.82
Close	14.25	14.55	8.33	10.98	8.48
Book value	7.43	6.64	6.09	5.68	5.77

Selected Year-End Balance Sheet Data:
Total assets	$169,429	$137,471	$117,402	86,270	70,106
Loans, including loans held for sale	141,207	114,424	89,903	60,109	41,797
Allowance for loan losses	2,088	1,633	1,319	936	505
Deposits	142,175	120,413	102,748	74,635	60,348
Short-term borrowings	—	1,000	—	—	—
Long-term debt	13,000	4,000	4,000	—	—
Shareholders’ equity	12,681	11,096	10,163	9,487	9,587

Selected Average Balances:
Total assets	$157,437	$128,632	103,499	77,077	58,049
Loans	118,702	100,816	75,775	51,306	28,134
Total interest-earning assets	144,870	119,086	96,027	70,433	53,618
Deposits	138,765	113,356	90,372	67,147	48,155
Total interest-bearing liabilities	131,171	106,028	85,364	61,612	44,959
Shareholders’ equity	11,833	10,679	9,745	9,559	9,735

Selected Performance Ratios:
Return on average assets	0.81%	0.60%	0.45%	0.16%	-0.98%
Return on average equity	10.77%	7.18%	4.80%	1.29%	-5.86%
Net interest spread	3.66%	3.12%	3.20%	3.02%	2.93%
Net interest margin	3.90%	3.63%	3.79%	3.90%	4.20%
Noninterest income to total revenue	27.03%	24.24%	13.61%	15.36%	23.27%
Noninterest income to average assets	1.33%	1.07%	0.55%	0.63%	0.77%
Noninterest expense to average assets	3.43%	3.15%	3.10%	3.36%	3.56%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.06%	0.65%	0.00%	0.00%	0.04%
Allowance for loan losses to period-end loans	1.48%	1.43%	1.47%	1.56%	1.21%
Allowance for loan losses to nonperforming loans	2610.00%	218.61%	NM	NM	3366.67%
Nonperforming assets to total assets	0.05%	0.54%	0.00%	0.00%	0.02%
Net loan charge-offs to average loans	0.10%	0.42%	0.21%	-0.01%	0.18%

Capital Ratios:
Total risk-based capital	10.28%	9.45%	10.81%	15.17%	20.06%
Tier 1 risk-based capital	12.05%	10.70%	12.06%	16.42%	21.11%
Leverage ratio	9.59%	8.60%	9.82%	12.66%	16.54%
Equity to assets ratio	7.48%	8.07%	8.66%	11.00%	13.68%

Other Data:
Number of banking offices	4	4	3	2	2
Number of full time equivalent employees	41	33	33	25	21

   (1)    All per share data has been restated to reflect the effects of a stock split effected in the form of a 25% stock dividend in 1999, a stock split effected in the form of a 20% stock dividend in 2001, and a stock split effected in the form of a 10% stock dividend in 2002.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS

General

MidCarolina Financial Corporation (the “Company”) was formed in 2002 to serve as a holding company for its sole subsidiary, MidCarolina Bank (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the bank holding company laws of North Carolina. The Company’s office is located at 3101 South Church Street, Burlington, North Carolina 27216. The Company’s principal source of income is earnings on investments. In addition, the Company will receive any dividends that are declared and paid by the Bank on its capital stock.

The Bank was incorporated under the laws of North Carolina on May 30, 1997 and began operations on August 14, 1997 as a North Carolina chartered commercial bank. The Bank is engaged in general commercial banking primarily in Alamance County, North Carolina, and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

As a North Carolina bank, the Bank is subject to examination and regulation by the FDIC and the Commissioner of Banks, North Carolina Department of Commerce (the “Commissioner”). The Bank is further subject to certain regulations of the Federal Reserve governing reserves required to be maintained against deposits and other matters. The business and regulation of the Bank are also subject to legislative changes from time to time. See “SUPERVISION AND REGULATION.”

The Bank’s primary market area is Alamance County, North Carolina. The Bank’s main office and Cum-Park office are in Burlington, North Carolina; and it has one full-service branch in Graham, North Carolina. The Bank has a limited service office in the Alamance Regional Medical Center in Burlington, North Carolina. The Bank’s loans and deposits are primarily generated from the areas where its offices are located. It does not solicit deposits and loans outside its primary market area and does not use brokers to obtain deposits.

The Bank’s primary source of revenue is interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. The Bank’s current lending strategy is to establish market share throughout Alamance County, with an emphasis in Burlington and Graham. At December 31, 2002, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $2.3 million.

Interest and dividend income from investment activities generally provides the second largest source of income to the Bank after interest on loans. During 2002, with interest rates declining on investment securities and other short-term liquid investments, the Bank chose to deploy many of these funds into higher yielding loans. The interest and dividends on the investment portfolio therefore declined considerably during 2002.

Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, noninterest-bearing accounts, and fixed interest rate certificates with varying maturities.

Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. The Bank’s savings deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.

Because the Bank is the sole subsidiary of the Company, a majority of the Company’s operations are located at the Bank level. Throughout this Annual Report, results of operations will be discussed by referring to the Bank’s operations, unless a specific reference is made to the Company and its operating results other than from the Bank.

The Bank continues to experience steady growth since its formation in 1997. The Bank’s assets totaled $169.4 million, $137.5 million and $117.4 million as of December 31, 2002, 2001 and 2000, respectively. The Bank also earned a positive net income for the fiscal year ended December 31, 2002 and 2001. Net income for the fiscal year ended December 31, 2002 was $1.3 million, or $0.71 per diluted share, compared with $767,000, or $0.44 per diluted share for the fiscal year ended December 31, 2001. The per share amounts have been adjusted to reflect the 11-for-10 stock split effective June 25, 2002.

At December 31, 2002 the Company had total assets of $169.4 million, net loans of $141.2 million, deposits of $142.2 million, investment securities of $10.1 million and stockholders’ equity of $12.7 million.

Subsidiaries

The Company has no subsidiaries other than the Bank. The Bank has one subsidiary, MidCarolina Investments, Inc. MidCarolina Investments engages in general securities brokerage and offers insurance and other financial services through a contract arrangement with a third party provider.

Employees

At December 31, 2002, the Bank had 33 full-time and nine part-time employees.

Competition and Market Area

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. At December 31, 2002, there were 14 depository institutions with 46 offices in Alamance County. The Bank had a deposit market share of approximately 7% in Alamance County. The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Bank’s competition for real estate loans is from savings institutions, commercial banks, and mortgage banking companies. It competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition is increasing as a result of the reduction of restrictions on the interstate operations of financial institutions.

The Bank’s primary market area is Alamance County, North Carolina. The population of Alamance County is 135,453 and the per capita income is $22,968. Alamance County has a diverse economy with no concentration in any specific industry. Major businesses and industries in the area are LabCorp, Alamance Health Services, Elon College, GKN Automotive and West Point Stevens.

Supervision and Regulation

Bank holding companies and state commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2002.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing common stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank.

North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 31 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2002, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination which was conducted during December 2001.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquiror will be the largest shareholder after the acquisition.

Federal Securities Law. The Company has registered its common stock with the Securities and Exchange Commission (the “SEC”) pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

Loans to One Borrower. The Bank is subject to the Commissioner’s loans to one borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

Gramm-Leach-Bliley Act. Federal legislation adopted by Congress during 1999, the Gramm-Leach-Bliley Act (the “GLB Act”), has dramatically changed various federal laws governing the banking, securities, and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

In general, the GLB Act (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies; and (vi) requires banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not to be disclosed to certain persons.

The GLB Act has expanded opportunities for the Bank to provide other services and obtain revenues in the future but, at present, it has not had a significant effect on the Company’s or the Bank’s respective operations as they are presently conducted. However, this expanded authority also may present new challenges as the Bank competes with larger financial institutions that expanded their services and products into the same areas that are now feasible for smaller, community-oriented financial institutions. The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

USA Patriot Act. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements. For example, by way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering. Additionally, Title III of the USA PATRIOT ACT imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Pursuant to Section 352 of the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Also, Section 326 of the Act requires certain minimum standards with respect to customer identification and verification. Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Under the USA Patriot Act, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a company’s and/or a bank’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became one of the most sweeping federal legislative actions addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and increased disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. The Sarbanes-Oxley Act provides the SEC with new enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC acts to implement the numerous provisions for which Congress has delegated implementation authority. The economic and operational effects of this new legislation on public companies, including the Bank, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Bank will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

Other. The federal banking agencies, including the FDIC, have developed joint regulations requiring annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

ITEM 2.         DESCRIPTION OF PROPERTY

The Bank’s main office is located at 3101 South Church Street, Burlington, North Carolina. The Bank also has full-service branch offices located at Cum-Park Plaza, 2214 North Church Street, Burlington, and 842 South Main Street, Graham, North Carolina. The Bank also occupies space in the Alamance Regional Medical Center in Burlington from which it operates a limited-service office. Only the Cum-Park Plaza office property is leased.

The total net book value of the Bank’s furniture, fixtures, leasehold improvements, and equipment at December 31, 2002 was approximately $4.1 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance. Additional information about this property is set forth in Note (F) to the Financial Statements contained in this Form 10-KSB, which note is incorporated herein by reference. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2002, the Bank had no assets classified as real estate owned.

ITEM 3.         LEGAL PROCEEDINGS

In the opinion of management, neither the Company nor the Bank is not involved in any pending legal proceedings other than routine litigation that is incidental to its business.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There currently is a limited local trading market for the Company’s common stock, and there can be no assurance that a more active market will develop. The Company’s common stock is traded over-the-counter with quotations available on the National Daily Quotation Services “Bulletin Board” under the symbol “MFC1.” Scott & Stringfellow is the market maker for the Company’s common stock. There were 1,164 stockholders of record as of March 17, 2003, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the over-the-counter market quotations for the Company’s common stock for the year ended December 31, 2002 and the Bank’s common stock for the year ended December 31, 2001. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

2001

First quarter	$16.50	$8.75
Second quarter	$13.75	$11.25
Third quarter	$15.50	$13.75
Fourth quarter	$16.00	$14.00

2002

First quarter	$14.70	$13.18
Second quarter	$14.50	$13.40
Third quarter	$14.62	$13.75
Fourth quarter	$14.62	$13.75

See “ITEM 1. DESCRIPTION OF BUSINESS -- Supervision and Regulation” above for regulatory restrictions which limit the ability of the Bank to pay dividends. Neither the Company nor the Bank has paid any cash dividends to stockholders from the time either began operations through December 31, 2002.

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report on Form 10-KSB and the supplemental financial data appearing throughout this discussion and analysis. Because the Company’s primary asset is the Bank, the discussion that follows focuses on the Bank’s business and operations.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and the Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetory and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the SEC. The Company undertakes no obligation to update any forward-looking statements.

The Company is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for the Bank. The Company acquired all of the outstanding capital stock of the Bank on June 1, 2002. The Bank was incorporated under the laws of North Carolina on May 30, 1997 and began operations on August 14, 1997 as a North Carolina chartered commercial bank. The Bank is engaged in general commercial banking primarily in Alamance County, North Carolina. See “PART I, ITEM 1 – DESCRIPTION OF BUSINESS” for an overview of the business and operations of the Company and the Bank.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

Selected Consolidated Financial Information and Other Data is presented in Table 1 included herein. The information in this table is derived in part from the audited consolidated financial statements and notes thereto of the Company. The information in this table does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements that are included in this annual report on Form 10-KSB.

FINANCIAL CONDITION
DECEMBER 31, 2002 AND 2001

The Company reported strong asset growth during 2002, with total assets increasing by $32 million, or 23%, to $169 million at year end. This growth was principally reflected in increased loans and interest-earning balances at the FHLB. Net loans, excluding those held for sale, increased by $27 million, or 25%, from $106 million at the beginning of the year to $133 million at year end. Investment securities decreased by $2 million, or 15%, from $12 million to $10 million. Interest earning balances at the FHLB increased from $1 million to $6 million during the year. The increase in loans was composed principally of increases of $12.6 million and $3.5 million, respectively, in commercial loans and home equity lines of credit - two areas of lending which the Company targets. The Bank has maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities, increased in the aggregate to $19 million, or 11% of total assets, at December 31, 2002. The Bank, as a member of the FHLB of Atlanta, has an investment of $0.5 million in FHLB stock. The Bank’s investment in life insurance, which is used to offset the cost of employee benefit plans, increased by $2 million during 2002.

Funding for the growth in assets and loans was provided by increases of $22 million in deposit accounts. Non-interest-bearing demand accounts grew by $4 million, or 33%, money market and NOW accounts increased by $16 million, or 72%, and time deposits increased by less than one million. The increase in money market and NOW accounts resulted principally from the introduction of a premium money market account with rates that exceeded short-term CD rates. This product was marketed on an individual basis to those customers and prospective customers that had sufficient balances to meet the minimum balance requirements. In addition to being successful in increasing deposit account balances and solidifying relationships with many of our existing customers, this product provided a funding source whose repricing characteristics more closely matched that of our variable rate loan portfolio.

The Bank also used the wholesale CD market and the FHLB as a funding source during 2002. Borrowings from the FHLB increased from $5 million at the end of 2001 to $8 million at the end of 2002. While wholesale CD’s comprised approximately 11% of total CD balances. These wholesale CD’s have similar rates and terms as those issued in the Bank’s local markets.

Total stockholders’ equity increased by $1.6 million, or 14%, during 2002. All capital ratios continue to place the Bank in excess of the minimum required to be a well-capitalized bank by regulatory measures. During 2002, the Bank’s total risk based capital ratio fell below 10%, resulting in the Bank’s reclassification from “well-capitalized” to “adequately-capitalized” by regulatory measures. The Company issued $5 million in Trust Preferred Securities during the second half of 2002, which re-established the Bank as “well-capitalized”. At December 31, 2002, the Bank was well-capitalized.

NET INTEREST INCOME

Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2002, 2001and 2000, average interest-earning assets were $145 million, $119 million, and $96 million, respectively. During these same years, the Bank’s net yields on average interest-earning assets were 3.90%, 3.63%, and 3.79%, respectively.

Table 2, following this discussion, “Average Balances and Net Interest Income”, presents an analysis of the Bank’s net interest income for 2002 and 2001.

Table 3, following this discussion, “Volume and Rate Variance Analysis”, illustrates that the change in the average volume of loans and deposits was the predominant factor in the higher amount of net interest income realized by the Bank in 2002 as compared to 2001, and to a lesser extent an improvement in the Bank’s interest rate spread and margin in 2002.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001

Overview. The Company reported net income of $1.3 million or $0.71 per diluted share for the year ended December 31, 2002, as compared with net income of $767,000 or $0.44 per diluted share for 2001, an improvement of $508,000 or $0.27 per diluted share. Net interest income increased by $1.3 million, or 31%, in 2002, while non-interest income increased by $709,000, or 51%. These percentages of growth in income compare favorably to the 33% increase in non-interest expenses, which totaled $5.4 million in 2002 as compared with $4.0 million in 2001.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and the Bank’s borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities; “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities; and “margin” refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income increased to $5.6 million for the year ended December 31, 2002, a $1.3 million or 31% increase from the $4.3 million earned in 2001. Total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the dramatic trend of declining interest rates throughout the period. The rates earned on a significant portion of the Bank’s loans adjust immediately when index rates such as the prime rate change. Conversely, a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $26 million, or 22%, during 2002 as compared to 2001, while the average yield dropped by 152 basis points from 7.72% to 6.20%. Average total interest-bearing liabilities increased by $25 million, or 24%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 206 basis points from 4.60% to 2.54%. With the yield on earning assets dropping less dramatically than the cost of interest bearing liabilities, the Bank’s net interest margin increased by 27 basis points. For the year ended December 31, 2002, the net interest margin was 3.90%, while for the year ended December 31, 2001, the net interest margin was 3.63%.

Provision for Loan Losses. The Bank recorded a $573,000 provision for loan losses in 2002, representing a decrease of $162,000 from the $735,000 provision made in 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2002 and 2001 the provision for loan losses was made principally in response to growth in loans as total loans outstanding, net of loans held for sale, increased by $27 million in 2002 and by $19 million in 2001. At December 31, 2002, the allowance for loan losses was $2.1 million, an increase of over $455,000, or 28%, from the $1.6 million at the end of 2001. The allowance represents 1.55% and 1.52%, respectively, of loans outstanding at the end of 2002 and 2001, net of loans held for sale. At both December 31, 2002 and 2001, the Bank had $80,000 and $747,000 in nonaccrual loans, respectively.

Non-Interest Income. Non-interest income increased to $2.1 for the year ended December 31, 2002 as compared with $1.4 million for the year ended December 31, 2001, an increase of $709,000, or 51%. Since inception, the Bank has actively pursued additional non-interest income sources outside of traditional banking operations, including income from investment service operations and the mortgage origination department. The mortgage origination unit increased its fee income to $800,000 in 2002, as compared to $612,000 in 2001. Service charges on deposit related services in 2002 were $782,000, an increase of $250,000, or 47%, when compared to the $532,000 in 2001. Table 4, following this discussion, presents a comparative analysis of the components of non-interest income for 2002 and 2001.

Non-Interest Expenses. Noninterest expenses totaled $5.4 million for the year ended December 31, 2002, an increase of $1.3 million over the $4.0 million reported for 2001. Substantially all of this increase resulted from the Bank’s growth and development during 2002 and 2001. Personnel costs increased by $851,000, primarily due to the hiring of additional lenders and support staff to support the Bank’s double digit growth, a full year of operational and personnel cost in our Cum-Park office, and additional commissions associated with higher volumes of mortgage and investment brokerage fees. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2002 and 2001.

Income Taxes. The provision for income taxes of $489,000 in 2002 and $151,000 in 2001 represent 27.7% and 16.4%, respectively, of income before income taxes. In both years the effective rate of income tax was reduced as a result of recognition of previously reserved deferred income tax assets generated during the Bank’s early years of operations. It is expected that the Company’s effective rate of income tax for 2003 will be approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2002, the Bank had credit availability with the FHLB of approximately $25 million, with $8 million outstanding at December 31, 2002.

Total deposits were $142 million and $120 million at December 31, 2002 and 2001, respectively. As a result of the Bank’s deposit growth not being sufficient to fund total loan growth, the Bank looked to alternative sources of funds during 2002 to meet funding requirements. During 2002, with the introduction of the premium money market account, many investors opted for the liquidity of this account over a CD, which pays a fixed rate of interest over a specified term. This allowed much of the deposit growth to come by means of demand and transaction accounts as opposed to CD’s. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At December 31, 2002 and 2001, time deposits represented 58% and 68%, respectively, of the Bank’s total deposits. Certificates of deposit of $100,000 or more represented 23% and 27%, respectively, of the Bank’s total deposits at December 31, 2002 and 2001. At December 31, 2002, the Bank had no funds from public units and $8 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While the Bank needs to pay competitive rates to retain these deposits at their maturities, other subjective factors determine continued deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Bank will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, municipal securities and mortgage-backed securities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. Table 6, following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2002.

CAPITAL RESOURCES

At December 31, 2002 and 2001, the Company’s shareholders’ equity totaled $12.7 million and $11.1 million, respectively. The Company’s equity to asset ratio on those dates was 7.5% and 8.1%, respectively. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1 - DESCRIPTION OF BUSINESS — SUPERVISION AND REGULATION.” Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank.

All capital ratios place the Bank in excess of the minimum required to be deemed well-capitalized by regulatory measures. During 2002, the Bank’s Total Capital to Risk Weighted Assets ratio fell below the 10.0% threshold to be considered a well-capitalized institution, however, prior to year end the Company issued $5 million in Trust Preferred Securities which re-established the Bank’s capital levels to well-capitalized. The Bank’s Tier I Leverage ratio as of December 31, 2002 and 2001 was 9.6% and 8.6%, respectively.

Note Q to the accompanying consolidated financial statements presents an analysis of the Bank’s regulatory capital position as of December 31, 2002 and 2001. Management expects that the Bank will remain “well-capitalized” for regulatory purposes throughout 2003.

ASSET/LIABILITY MANAGEMENT

The Bank’s results of operations depend substantially on its net interest income. Like most financial institutions, the Bank’s interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting the Bank’s earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Bank maintains, and has complied with, an asset/liability management policy approved by the Board of Directors of the Company and the Bank that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Bank’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Bank has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, mortgage-backed securities and securities issued by local governmental municipalities. The securities portfolio contributes to the Bank’s profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or as collateral for FHLB advances.

In reviewing the needs of the Bank with regard to proper management of its asset/liability program, the Bank’s management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayments on loan and loan-backed assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the income simulation model as of December 31, 2002, the Bank would expect an increase in net interest income of $169,000 if interest rates increase from current rates by 100 basis points and a decrease in net interest income of $187,000 if interest rates decrease from current rates by 100 basis points. When factoring in other interest sensitive revenues and costs, such as the income derived from mortgage originations, the effect of a 100 basis point rise will produce a net increase in interest sensitive income of $44,000, while a decline in rates of 100 basis points will result in a reduction in interest sensitive income of $65,000.

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is another standard tool for the measurement of the exposure to interest rate risk. Management believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

Table 7, following this discussion, “Interest Rate Sensitivity Analysis”, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and are placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Bank is asset sensitive within three months, liability sensitive within twelve months, and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets which are considered to be immediately sensitive. The same is true for all other interest bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.

LENDING ACTIVITIES

General. The Bank provides to its customers a full range of short- to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Company and the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Bank has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans rather than lower yielding 1-4 family mortgages which the Bank typically sells in the secondary market.

Table 8, following this discussion, provides an analysis of the Bank’s loan portfolio composition by type of loan as of the end of each of the last five years.

Table 9, following this discussion, presents, at December 31, 2002, (i) the aggregate maturities or repricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates.

Commercial Loans. Commercial business lending is the primary focus of the Bank’s lending activities. At December 31, 2002, the Bank’s commercial loan portfolio equaled $28 million or 19% of total loans, as compared with $24 million or 21% of total loans at December 31, 2000. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Real Estate Loans. Real estate loans are made for purchasing, constructing and refinancing one to four family, five or more family and commercial properties. The Bank offers fixed and adjustable rate options. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department which makes Federal National Mortgage Association (“FNMA”) -- conforming loans that are originated with a commitment from a correspondent to purchase the loan within 30 days of closing.

Residential one to four family loans are classified into two categories. Conforming loans, that are originated under the underwriting guidelines established by FNMA and held for sale, and nonconforming loans that are originated and retained in the Bank’s loan portfolio. The terms conforming and nonconforming do not refer to credit quality, but rather whether the loan is underwritten so that it can be sold in the secondary market. At December 31, 2002, loans held for sale amounted to $6.5 million while nonconforming loans held in the portfolio amounted to $16.5 million. The Bank’s residential mortgage loans are generally secured by properties located within the Bank’s market area. Most of the one to four family residential mortgage loans that the Bank makes are conforming loans and are sold within 30 days of closing to a correspondent bank. The Bank receives a fee for each such loan originated, with such fees aggregating $800,000 for the year ended December 31, 2002 and $612,000 for the year ended December 31, 2001. The Bank anticipates that it will continue to be an active originator of residential loans. Nonconforming residential mortgage loans that are retained in the Bank’s loan portfolio generally have rate terms of five years or less, with amortizations up to 20 years.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $43.9 million at December 31, 2002. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be for a greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Bank also makes commercial real estate construction loans, generally for owner-occupied properties. The Bank further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, the Bank generally requires documentation of all draw requests and utilizes loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

Consumer Loans and Home Equity Lines of Credits. Loans to individuals include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank and the Company. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review work.

Responsibility for loan production is with the Senior Commercial Lending Officer in each market. The responsibility for loan underwriting, loan processing and approval is with the Senior Credit Officer. On an annual basis, the Board of Directors of the Bank determines the President’s lending authority, who then delegates lending authorities to the Senior Credit Officer and other lending officers of the Bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors or the President within his delegated authority.

The President, Senior Credit Officer, and the Senior Commercial Lending Officer each have the authority to approve loans up to $400,000. The President and the Senior Credit Officer or the Senior Commercial Lending Officer and the Senior Credit Officer have the combined authority to approve loans up to $600,000, which is the lending limit set by the Board of Directors. All loans above the lending limit set by the Bank’s board of directors are approved by the Board’s Loan Committee, which consists of the President, four outside Directors as appointed by the board of directors of the Bank, and the Chairman and Vice Chairman of the board.

Additionally, all loans of $50,000 or greater and all loans with relationship exposure of $200,000 or above are reviewed by the Management Loan Committee which is comprised of the President, Senior Credit Officer, and the Senior Commercial Lending Officers for Burlington and Graham. All loans with relationship exposure of $400,000 up to the Bank’s statutory loan-to-one borrower limitation (also known as the legal lending limit) are approved by the Bank Board’s Loan Committee. The Bank’s legal lending limit was $2.9 million at December 31, 2002. The Bank seldom makes loans approaching its legal lending limit.

COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company’s consolidated balance sheets. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Notes H and P to the accompanying consolidated financial statements and Table 6.

ASSET QUALITY

The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Bank’s Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is Credit Administration’s responsibility to change the borrower’s risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Bank’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Bank’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

NONPERFORMING ASSETS

Table 10, following this discussion, sets forth, for the last five years, information with respect to the Bank’s nonperforming assets.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on nonaccrual basis. Loans are accounted for on a nonaccrual basis when management has serious doubts about the collectibility of principal or interest. Generally, the Bank’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2002, the Bank had identified $80,000 in a nonaccrual loan. Management has reviewed a written offer to purchase the property collateralizing this loan and believe that its fair value, less estimated costs to sell, exceeds the carrying value of the loan.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2002, there were no assets classified as real estate owned.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases the allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In addition, on a monthly basis the Bank’s Board of Directors reviews all loan transactions and reviews the computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank’s limited history of operations. Because the Bank has a limited history of its own, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by the Bank’s management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make adjustments to the allowance for loan losses based upon judgments different from those of our management.

Management uses the risk grading program, as described under “Asset Quality,” to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed by Credit Administration, and tested by the Bank’s internal auditor. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans. The Bank strives to maintain its loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank’s market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. the Bank has no foreign loans and does not engage in significant lease financing or highly leveraged transactions.

The Bank follows a loan review program designed to evaluate the credit risk in its loan portfolio. Through this loan review process, an internally classified watch list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected. A reserve of 15% is generally allocated to these loans. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Bank also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 2001 and December 31, 2002, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 12.1% to 16.5%; commercial mortgage loans – 27.3% to 31.1%; construction loans – 9.0% to 9.9%; commercial and industrial loans – 19.1% to 21.2%; loans to individuals – 6.5% to 6.7%; and home equity lines of credit – 16.6% to 17.5%. For the past five fiscal years through 2002, the Bank’s loan loss experience has been similar to that of other peer banks in North Carolina, with net loan charge-offs in each year of ranging from 0.0% to 0.42% of average loans outstanding. The Bank’s allowance for loan losses at December 31, 2002 of $2.1 million represents 1.55% of total loans outstanding, net of loans held for sale.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. Management makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the allocated portion of the allowance for loan losses, the Bank maintains an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes that it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Bank’s and the Company’s financial condition and results of operations.

Table 11, following this discussion, presents the allocation of the allowance for loan losses at the end of each of the last five years. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Table 12, following this discussion, sets forth for each of the last five years information regarding changes in the Bank’s allowance for loan losses:

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, substantially all of which are available for sale, consists primarily of U.S. government agency securities, mortgage-backed securities, and securities issued by local governmental municipalities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify most investment securities as available for sale. Table 13, following this discussion, summarizes investment securities by type at December 31, 2002, 2001 and 2000.

Table 14, following this discussion, summarizes the amortized costs, fair values and weighted average yields of securities available-for-sale at December 31, 2002, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2002, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The Bank has used limited amounts of wholesale deposits as a funding source. However, it strives to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce its costs of funds.

Table 15, following this discussion, sets forth for the for the years ended December 31, 2002 and 2001 the average balances outstanding and average interest rates for each major category of deposits.

Table 16, following this discussion, presents maturities of certificates of deposit with balances of $100,000 or more at December 31, 2002.

Borrowings. As additional sources of funding, the Bank uses advances from the FHLB of Atlanta under a line of credit equal to 10% of the Bank’s total assets ($16 million at December 31, 2002). Outstanding advances at December 31, 2002 total $8.0 million, and include $4.0 million maturing in 2010, bearing interest at a weighted average rate of 5.79%, and $4.0 million maturing in 2012, bearing interest at 3.56%. Pursuant to collateral agreements with the FHLB, at December 31, 2002, advances are secured by loans with a carrying amount of $16.5 million, which approximates market value. Advances outstanding at December 31, 2001 totaled $4.0 million.

In addition to FHLB advances, the Company has cumulative trust preferred securities (the “Trust Preferred”) outstanding through a wholly owned subsidiary. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. On October 29, 2002, $5.0 million of trust preferred securities were placed through MidCarolina I (the “Trust”). The Trust Preferred pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.45%. As discussed in Note R to the accompanying consolidated financial statements, the Company has entered into an interest rate swap agreement to change the interest rate paid on the Trust Preferred from a floating rate to a fixed rate for a period of five years. The dividends paid to holders of the Trust Preferred, which will be recorded as interest expense, are deductible for income tax purposes. The Trust Preferred are redeemable on November 7, 2007 or afterwards in whole or in part, on any February 7, May 7, August

7 or November 7. Redemption is mandatory at November 7, 2032. The Company has fully and unconditionally guaranteed the Trust Preferred through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The Trust Preferred qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. SFAS No. 146 will be effective for exit or disposal activities initiated by the Company after December 31, 2002. This statement is not expected to have a material impact on the Company’s financial statements upon adoption.

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a liability to be recognized at the time a bank issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for the Company on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of FIN 45 on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Early application of the disclosure provisions is encouraged. The Company continues to account for stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of SFAS No. 148 effective for all periods presented in the accompanying financial statements.

CRITICAL ACCOUNTING POLICY

The Company’s most significant critical accounting policy is the determination of our allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires our most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions we use in making our determination, the allowance for loan losses and provision for loan losses on our income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note B to the consolidated financial statements contained in this Annual Report.

Borrowings. Borrowings provide an additional source of funding for the Bank. The Bank may purchase federal funds through an unsecured federal funds guidance line of credit totaling $2.0 million at December 31, 2002. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and terms of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Bank had no outstanding balance on the line of credit as of December 31, 2002 and 2001.

As an additional source of borrowings the Bank utilizes securities sold under agreements to repurchase, with balances outstanding of $3.8 million and $3.1 million at December 31, 2002 and 2001, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

The Bank also uses advances from the FHLB of Atlanta under a line of credit equal to 15% of the Bank’s total assets ($46 million at December 31, 2002). Outstanding advances totaled $16 million at both December 31, 2002 and 2001, and are secured by a blanket floating lien on qualifying first mortgage loans. A more detailed analysis of the Bank’s FHLB advances is presented in Note G to the consolidated financial statements.

Risks Associated with the Bank and the Company

Concentration of Operations. The Bank’s operations concentrated in the piedmont region of North Carolina. As a result of this geographic concentration, the Bank’s results may correlate to the economic conditions in these areas. A deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of our loan portfolio and the demand for its products and services, and accordingly, its results of operations.

Risks Associated with Loans. A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.

Competition with Larger Financial Institutions. The banking and financial services business in the Bank’s market area continues to be a competitive field and is becoming more competitive as a result of:

•          Changes in regulations;

•          Changes in technology and product delivery systems; and

•          The accelerating pace of consolidation among financial services providers.

It may be difficult to compete effectively in the Bank’s market, and results of operations could be adversely affected by the nature or pace of change in competition. The Bank competes for loans, deposits and customers with various bank and nonbank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

Trading Volume. The trading volume in the Company’s common stock on the OTC Bulletin Board has been comparable to other similarly-sized banks and companies trading on the OTC Bulletin Board. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq SmallCap Market, the Nasdaq National Market System, the New York Stock Exchange, or other consolidated reporting systems or stock exchanges. The market in the Company’s common stock may be limited in scope relative to other companies. The Company cannot guarantee that a more active and liquid trading market for the Company’s common stock will develop in the future.

Technological Advances. The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank’s operations. Many of our competitors have substantially greater resources than the Company and the Bank have to invest in technological improvements.

Government Regulations. Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s and the Bank’s operations. The Bank is subject to supervision and periodic examination by the FDIC and the Commissioner. The Company is subject to the supervision and regulation of the Federal Reserve and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit the Company’s and the Bank’s growth and the return to our shareholders by restricting certain of the Company’s and the Bank’s activities, such as:

•          The payment of dividends to the Company’s shareholders;

•          Possible mergers with or acquisitions of or by other institutions;

•          Investment policies;

•          Loans and interest rates on loans;

•          Interest rates paid on deposits;

•          Expansion of branch offices; and/or

•          The possibility to provide or expand securities or trust services.

The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect the Company’s and the Bank’s ability to operate profitably. The enactment of the Sarbanes-Oxley Act, and the related rules and regulations enacted by the SEC, have resulted in a significant increase in audit and legal fees.

TABLES

MidCarolina Financial Corporation
Table 2
Average Balances and Net Interest Income
($ in thousands)

	Year Ended December 31, 2002			Year Ended December 31, 2001

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-earning assets:
Loans, net	$118,702	$8,209	6.92%	$100,816	$8,264	8.20%
Investment securities	10,902	496	4.55%	11,532	649	5.63%
Interest-earning cash deposits	14,824	248	1.67%	6,387	258	4.04%
Stock in FHLB	442	29	6.56%	351	28	7.98%

Total interest-earning assets	144,870	8,982	6.20%	119,086	9,199	7.72%

Other assets	12,567			9,546

Total assets	$157,437			$128,632

Interest-bearing liabilities:
Deposits:
Demand deposits	36,831	504	1.37%	19,527	405	2.07%
Savings deposits	4,342	38	0.88%	3,593	50	1.39%
Fixed maturity deposits	83,775	2,469	2.95%	78,897	4,188	5.31%
Borrowed funds	6,223	327	5.25%	4,011	236	5.88%

Total interest-bearing liabilities	131,171	3,338	2.54%	106,028	4,879	4.60%

Non-interest-bearing deposits	13,817			11,339
Other liabilities	616			586
Stockholders’ equity	11,833			10,679

Total liabilities and stockholders’ equity	$157,437			$128,632

Net interest income and interest rate spread		$5,644	3.66%		$4,320	3.12%

Net yield on average interest-earning assets			3.90%			3.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.44%			112.32%

MidCarolina Financial Corporation
Table 3
Volume and Rate Variance Analysis
(In Thousands)

	Year Ended December 31, 2002 vs. 2001

	Increase (Decrease) Due to

	Volume	Rate	Total

Interest income:
Loans, net	$1,352	$(1,407)	$(55)
Investment securities	(32)	(121)	(153)
Interest-earning cash deposits	241	(251)	(10)
Stock in FHLB	7	(6)	1

Total interest income	1,568	(1,785)	(217)

Interest expense:
Deposits
Demand deposits	298	(199)	99
Savings deposits	8	(20)	(12)
Fixed maturity deposits	201	(1,920)	(1,719)
Borrowed funds	123	(32)	91

Total interest expense	630	(2,171)	(1,541)

Net interest income increase (decrease)	$938	$386	$1,324

MidCarolina Financial Corporation
Table 4
Non-Interest Income
(In thousands)

	Year Ended December 31,

	2002	2001

Service charges on deposit accounts	$782	$532
Mortgage operations	800	612
Increase in cash surrender value of life insurance	187	91
Investment brokerage fees	140	3

Core noninterest income	1,909	1,238

Securities gains, net	51	—
Loss on disposal of foreclosed assets	(24)	—
Other noninterest income	155	144

Total non-interest income	$2,091	$1,382

MidCarolina Financial Corporation
Table 5
Non-Interest Expenses
(In thousands)

	Year Ended December 31,

	2002	2001

Salaries	$2,091	$1,684
Employee benefits	871	427

Total salaries and benefits	2,962	2,111

Occupancy expense	180	205
Equipment expense	339	300
Data processing	344	301
Office supplies and postage	188	163
Deposit and other insurance	161	67
Professional and other services	353	264
Advertising	291	228
Other	580	410

Total non-interest expenses	$5,398	$4,049

MidCarolina Financial Corporation
Table 6
Contractual Obligations and Commitments
($ in thousands)

	Payments Due by Period

Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

Long-term debt	$8,000	$—	$—	$—	$8,000
Trust preferred securities	5,000	—	—	—	5,000
Operating leases	70	27	43	—	—

Total contractual cash obligations excluding deposits	13,070	27	43	—	13,000

Time deposits	82,649	75,932	5,600	1,117	—

Total contractual cash obligations	$95,719	$75,959	$5,643	$1,117	$13,000

MidCarolina Financial Corporation
Table 7
Interest Rate Sensitivity Analysis
($ in thousands)

	At December 31, 2002

	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total

Interest-earning assets:
Loans	$93,181	$5,900	$99,081	$42,126	$141,207
Securities available for sale	480	2,205	2,685	7,171	9,856
Securities held to maturity	—	—	—	250	250
Other earning assets	6,320	—	6,320	—	6,320

Total interest-earning assets	$99,981	$8,105	$108,086	$49,547	$157,633

Interest-bearing liabilities
Fixed maturity deposits	$29,316	$46,616	$75,932	$6,717	$82,649
All other deposits	25,652	—	25,652	17,767	43,419
Borrowings	—	—	—	13,000	13,000

	$54,968	$46,616	$101,584	$37,484	$139,068

Interest sensitivity gap	$45,013	$(38,511)	$6,502	$12,063	$18,565
Cumulative interest sensitivity gap	45,013	6,502	6,502	18,565	18,565
Cumulative interest sensitivity gap as a percent of total interest-earning assets	28.56%	4.12%	4.12%	11.78%	11.78%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	181.89%	106.40%	106.40%	113.35%	113.35%

MidCarolina Financial Corporation
Table 8
Loan Portfolio Composition
($ in thousands)

	At December 31,

	2002		2001		2000		1999		1998

	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Real Estate:
Construction loans	$13,940	9.86%	$10,396	9.08%	$7,029	7.82%	$4,127	6.87%	$2,500	5.98%
Commercial mortgage loans	43,879	31.05%	31,263	27.30%	23,190	25.79%	14,695	24.45%	12,524	29.96%
Home equity lines of credit	23,484	16.62%	20,034	17.49%	20,159	22.42%	13,732	22.84%	9,118	21.81%
Residential mortgage loans	16,528	11.70%	13,946	12.18%	9,904	11.01%	7,436	12.37%	4,879	11.67%
Residential mortgage loans held for sale	6,541	4.63%	7,145	6.24%	1,479	1.64%	—	0.00%	1,283	3.07%

Total real estate loans	104,372	73.86%	82,784	72.29%	61,761	68.67%	39,990	66.53%	30,304	72.49%
Commercial and industrial loans	27,501	19.46%	24,237	21.16%	22,462	24.98%	14,903	24.79%	7,877	18.84%
Loans to individuals for household, family										0.00%
and other personal expenditures	9,439	6.68%	7,499	6.55%	5,711	6.35%	5,219	8.68%	3,621	8.66%

Loans, gross	141,312	100.00%	114,520	100.00%	89,934	100.00%	60,112	100.00%	41,802	100.00%

Less net deferred loan origination fees	(105)		(96)		(31)		(3)		(5)

Total loans, net	$141,207		$114,424		$89,903		$60,109		$41,797

MidCarolina Financial Corporation
Table 9
Loan Maturities
(In thousands)

	At December 31, 2002

	Due within one year		Due after one year but within five		Due after five years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

By loan type:
Commercial and industrial and commerical mortgage	$26,904	5.05%	$43,836	5.90%	$640	5.82%	$71,380	5.58%
Real estate - construction	9,293	5.17%	4,647	6.04%	—	0.00%	13,940	5.46%

Total	36,197	5.08%	48,483	5.91%	640	5.82%	85,320	5.56%

By interest rate type:
Fixed rate loans	$14,987		$13,514		$537		$29,038
Variable rate loans	21,210		34,969		103		56,282

	36,197		48,483		640		85,320

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

MidCarolina Financial Corporation
Table 10
Nonperforming Assets
($ in thousands)

	At December 31,

	2002	2001	2000	1999	1998

Nonaccrual loans	$80	$747	$—	$—	$15
Restructured loans	—	—	—	—	—

Total nonperforming loans	80	747	—	—	15

Repossed Assets	11	—	—	—	—
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$91	$747	$—	$—	$15

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	2,088	1,633	1,319	936	505
Nonperforming loans to year end loans	0.06%	0.65%	0.00%	0.00%	0.04%
Allowance for loan losses to year end loans	1.48%	1.43%	1.47%	1.56%	1.21%
Nonperforming assets to loans and other real estate	0.06%	0.65%	0.00%	0.00%	0.04%
Nonperforming assets to total assets	0.05%	0.54%	0.00%	0.00%	0.02%
Allowance for loan losses to nonperforming loans	2610.00%	218.61%	NM	NM	3366.67%

MidCarolina Financial Corporation
Table 11
Allocation of the Allowance for Loan Losses
(In thousands)

	2002		2001		2000		1999		1998

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

Real estate loans:
Construction loans	$206	9.86%	$148	9.08%	$103	7.82%	$64	6.87%	$30	5.98%
Commercial mortgage loans	648	31.05%	446	27.30%	340	25.79%	229	24.45%	151	29.96%
Home equity lines of credit	347	16.62%	286	17.49%	296	22.42%	214	22.84%	110	21.81%
Residential mortgage loans	244	11.70%	199	12.18%	145	11.01%	116	12.37%	59	11.67%
Residential mortgage loans held for sale	—	4.63%	—	6.24%	—	1.64%	—	0.00%	—	3.07%

Total real estate loans	1,445	73.86%	1,079	72.29%	884	68.67%	623	66.53%	350	72.49%
Commercial and industrial loans	504	19.46%	447	21.16%	351	24.98%	232	24.79%	110	18.84%
Loans to individuals	139	6.68%	107	6.55%	84	6.35%	81	8.68%	44	8.66%

	$2,088	100.00%	$1,633	100.00%	$1,319	100.00%	$936	100.00%	$505	100.00%

   (1)    Represents total of all outstanding loans in each category a percent of total loans outstanding

MidCarolina Financial Corporation
Table 12
Loan Loss and Recovery Experience
($ in thousands)

	At or for the Year Ended December 31,

	2002	2001	2000	1999	1998

Loan outstanding at the end of the year	$141,207	$114,424	$89,903	$60,109	$41,797

Average loans outstanding during the year	$118,702	$100,816	$75,775	$51,306	$28,134

Allowance for loan losses at beginning of year	$1,633	$1,319	$936	$505	$140
Provision for loan losses	573	735	540	428	415

	2,206	2,054	1,476	933	555

Loans charged off:
Real estate loans	—	—	—	—	—
Commercial and industrial loans	(60)	(321)	(157)	—	(50)
Installment loans	(67)	(103)	—	—	—

Total charge-offs	(127)	(424)	(157)	—	(50)

Recoveries of loans previously charged off:
Real estate loans	—	—	—	—	—
Commercial and industrial loans	3	3	—	3	—
Installment loans	6	—	—	—	—

Total recoveries	9	3	—	3	—

Net charge-offs	(118)	(421)	(157)	3	(50)

Allowance for loan losses at end of year	$2,088	$1,633	$1,319	$936	$505

Ratios:
Net charge-offs as a percent of average loans	0.10%	0.42%	0.21%	-0.01%	0.18%
Allowance for loan losses as a percent of loans at end of year	1.48%	1.43%	1.47%	1.56%	1.21%

MidCarolina Financial Corporation
Table 13
Securities Portfolio Composition
(In thousands)

	At December 31

	2002	2001

Securities available for sale:
U. S. Government agencies	$5,185	$5,803
Mortgage-backed securities	4,188	5,410
State and local governments	405	367
Other	78	78

Total securities available for sale	9,856	11,658

Securities held to maturity:
Other	250	250

Total securities	$10,106	$11,908

MidCarolina Financial Corporation
Table 14
Securities Portfolio Composition
($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)

Securities available for sale:
U. S. Government agencies
Due within one year	$1,077	$1,095	3.51%
Due after one but within five years	4,031	4,090	3.05%

	5,108	5,185	3.15%

Mortgage-backed securities
Due within one year	1,531	1,590	5.70%
Due after one but within five years	2,102	2,177	5.51%
Due after five but within ten years	410	421	4.86%

	4,043	4,188	5.52%

State and local governments
Due after ten years	389	405	7.19%

Other
Due after ten years	78	78	6.00%

Total securities available for sale
Due within one year	2,608	2,685	4.81%
Due after one but within five years	6,133	6,267	3.90%
Due after five but within ten years	410	421	4.86%
Due after ten years	467	483	7.00%

	$9,618	$9,856	4.34%

Securities held to maturity
Other
Due after ten years	$250	$250	4.75%

   (1)    Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

MidCarolina Financial Corporation
Table 15
Average Deposits
($ in thousands)

	For the Year Ended December 31,

	2002		2001

	Average Amount	Average Rate	Average Amount	Average Rate

Demand deposits	$36,831	1.37%	$19,527	2.07%
Savings deposits	4,342	0.88%	3,593	1.39%
Fixed maturity deposits	83,775	2.95%	78,897	5.31%

Total interest-bearing deposits	124,948	2.41%	102,017	4.55%

Non-interest-bearing deposits	13,817	—	11,339	—

Total deposits	$138,765	2.17%	$113,356	4.10%

MidCarolina Financial Corporation
Table 16
Maturities of Time Deposits of $100,000 or More
(In thousands)

	At December 31, 2002

	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total

Time Deposits of $100,000 or more	$13,071	$8,567	$8,594	$3,043	$33,275

ITEM 7.         FINANCIAL STATEMENTS

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002 and 2001

MIDCAROLINA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
MidCarolina Financial Corporation

We have audited the accompanying consolidated statements of financial condition of MidCarolina Financial Corporation and its subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidCarolina Financial Corporation and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Odom PLLC

Sanford, North Carolina
January 10, 2003

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2002 and 2001

	2002	2001

	(Amounts in thousands, except per share data)

Assets
Cash and due from banks	$2,974	$3,054
Federal funds sold and interest-earning deposits at FHLB	5,858	980
Investment securities:
Available for sale	9,856	11,658
Held to maturity	250	250
Loans held for sale	6,541	7,145
Loans	134,666	107,279
Allowance for loan losses	(2,088)	(1,633)

Net loans	132,578	105,646
Investment in stock of Federal Home Loan Bank of Atlanta	462	377
Investment in life insurance	5,268	3,095
Premises and equipment, net	4,122	4,228
Other assets	1,520	1,038

Total assets	$169,429	$137,471

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$16,107	$12,152
Interest-bearing demand deposits	38,472	22,335
Savings	4,947	3,942
Time	82,649	81,984

Total deposits	142,175	120,413

Borrowings	8,000	5,000
Trust preferred securities	5,000	—
Accrued expenses and other liabilities	1,573	962

Total liabilities	156,748	126,375

Shareholders’ equity:

Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—

Common stock, no par value; 80,000,000 shares authorized; 1,696,732 shares issued and outstanding	10,972	—

Common stock, $4.00 par value; 20,000,000 shares authorized; 1,518,131 shares issued and outstanding	—	6,073
Additional paid-in-capital	—	4,639
Retained earnings	1,566	291
Accumulated other comprehensive income	143	93

Total shareholders’ equity	12,681	11,096

Total liabilities and shareholders’ equity	$169,429	$137,471

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001

	2002	2001

	(Amounts in thousands, except per share data)
Interest Income
Interest and fees on loans	$8,209	$8,264
Interest on investment securities	496	649
Interest on interest-earning bank deposits	248	258
Other	29	28

Total interest income	8,982	9,199

Interest Expense
Interest on demand deposits	504	405
Interest on savings deposits	38	50
Interest on time deposits	2,469	4,188
Interest on borrowings	327	236

Total interest expense	3,338	4,879

Net Interest Income	5,644	4,320
Provision for loan losses	573	735

Net interest income after provision for loan losses	5,071	3,585

Non-Interest Income
Service charges on deposit accounts	782	532
Mortgage operations	800	612
Investment brokerage fees	140	3
Increase in cash surrender value of life insurance	187	91
Gain on sale of investment securities	51	—
Other income	131	144

Total non-interest income	2,091	1,382

Non-Interest Expense
Salaries and employee benefits	2,962	2,111
Occupancy and equipment	519	505
Data processing	344	301
Office supplies and postage	188	163
Deposit and other insurance	161	67
Professional and other services	353	264
Advertising	291	228
Other	580	410

Total non-interest expense	5,398	4,049

Income before income taxes	1,764	918
Provision for income taxes	489	151

Net income	$1,275	$767

Net Income Per Share:
Basic	$.76	$.46

Diluted	$.71	$.44

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2002 and 2001

	2002	2001

	(Amounts in thousands)

Net income	$1,275	$767

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	143	249
Tax effect	(53)	(91)
Reclassification of gains recognized in net income	(51)	—
Tax effect	19	—

Net of tax amount	58	158

Cash flow hedging activities:
Unrealized holding loss on cash flow hedging activities	(12)	—
Tax effect	4	—

Net of tax amount	(8)	—

Total other comprehensive income	50	158

Comprehensive income	$1,325	$925

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2002 and 2001

	Common stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Shares	Amount

	(Amounts in thousands, except share data)
Balance at December 31, 2000	1,264,300	$5,057	$5,646	$(475)	$(65)	$10,163
Net income	—	—	—	767	—	767
Other comprehensive income	—	—	—	—	158	158
Effect of 6-for-5 stock split	252,821	1,012	(1,011)	(1)	—	—
Stock options exercised	1,010	4	4	—	—	8

Balance at December 31, 2001	1,518,131	6,073	4,639	291	93	11,096
Net income	—	—	—	1,275	—	1,275
Other comprehensive income	—	—	—	—	50	50
Formation of holding company	—	4,639	(4,639)	—	—	—
Effect of 11-for-10 stock split	152,756	—	—	—	—	—
Stock options exercised	25,690	183	—	—	—	183
Current income tax benefit	—	75	—	—	—	75
Stock awards	155	2	—	—	—	2

Balance at December 31, 2002	1,696,732	$10,972	$—	$1,566	$143	$12,681

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

	2002	2001

	(Amounts in thousands)
Operating Activities
Net income	$1,275	$767
Depreciation and amortization	374	374
Provision for loan losses	573	735
Deferred income taxes	(342)	(241)
Gain on sale of investment securities available for sale	(51)	—
Loss on disposal of foreclosed assets	24	—
(Increase) decrease in loans held for sale	421	(5,666)
Changes in assets and liabilities:
Increase in other assets	(137)	(97)
Increase in accrued expenses and other liabilities	642	419

Net cash provided (used) by operating activities	2,779	(3,709)

Investing Activities
Purchases of investment securities available for sale	(6,490)	(6,472)
Purchases of investment securities held to maturity	—	(250)
Maturities and calls of investment securities available for sale	6,340	4,750
Sales of investment securities available for sale	2,043	—
Principal paydowns on investment securities available for sale	—	1,833
Investment in life insurance	(2,173)	(3,095)
Net increase in loans from originations and principal repayments	(28,021)	(19,276)
Purchase of FHLB stock	(85)	(103)
Purchases of premises and equipment	(202)	(176)
Proceeds from sale of foreclosed assets	661	75

Net cash used by investing activities	(27,927)	(22,714)

Financing Activities
Net increase in deposits	21,763	17,663
Net increase in FHLB advances	3,000	1,000
Proceeds from trust preferred securities	5,000	—
Cash paid in lieu of fractional shares	—	(1)
Proceeds from stock options exercised	183	8

Net cash provided by financing activities	29,946	18,670

Net increase (decrease) in cash and cash equivalents	4,798	(7,753)
Cash and cash equivalents, beginning of year	4,034	11,787

Cash and cash equivalents, end of year	$8,832	$4,034

Supplemental Cash Flow Disclosure
Interest paid on deposits and borrowed funds	$3,428	$4,924
Income taxes paid	674	140
Summary of Noncash Investing and Financing Activities
Transfer from loans to foreclosed assets	685	75
Unrealized gain on investment securities available for sale, net of tax effect	58	158
Unrealized loss on cash flow hedging activities, net of tax	(8)	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

Note A - Organization and Operations

In April 2002, the shareholders of MidCarolina Bank (the “Bank”) approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of MidCarolina Financial Corporation, a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization, one share of MidCarolina Financial Corporation’s no par value common stock was exchanged for each of the outstanding shares of MidCarolina Bank’s $4.00 par value common stock.

MidCarolina Bank (the “Bank”) was incorporated and began operations on August 14, 1997. The Bank is engaged in general commercial banking primarily in Alamance County, North Carolina, and operates under the banking laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation.

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation, and its wholly owned subsidiaries MidCarolina Bank, MidCarolina I, a trust for the Trust Preferred Securities, and MidCarolina Investment Corporation which, through an unaffiliated broker-dealer, provides customers of the Bank with securities products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. MidCarolina Financial Corporation and its subsidiaries are collectively referred to herein as the “Company.”

Note B - Summary of Significant Accounting Policies

Use of Estimates

Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits at FHLB, and federal funds sold.

Investment Securities

Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investment securities held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Company currently has no such securities. Investment securities not classified either as securities held to maturity or trading securities are classified as available for sale and reported at fair value, with net unrealized gains and losses net of related taxes excluded from earnings and reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The classification of investment securities as held to maturity, trading or available for sale is determined at the date of purchase. Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Loans and Interest Income

Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The Company discontinues the recognition of interest income when, in the opinion of management, collection of such interest is doubtful. It is the general policy of the Company to discontinue the accrual of interest on loans, including loans impaired under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, when principal or interest payments are delinquent 90 to 120 days or more. Any unpaid amounts previously accrued on these loans are reversed from income, and thereafter interest is recognized only to the extent payments are received.

Loan Origination Fees

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income using a method which approximates the level-yield method over the contractual life of the related loan.

Mortgage Loan Sales

The Company originates single family, residential first mortgage loans on a presold basis. Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service release fees upon the sale which are classified as mortgage operations on the consolidated statements of operations.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.

The allowance for loan losses relating to loans that are determined to be impaired under SFAS No. 114 is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (such as residential mortgage and consumer installment loans) are excluded from impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described below.

The provision for loan losses charged to operating expense is based on factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and economic conditions. While management uses the best information available to make evaluations, this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	15 - 40 years
Leasehold improvements	15 years
Furniture and equipment	3 - 10 years

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in future years. These temporary differences are multiplied by the enacted income tax rate expected to be in effect when the taxes become payable or receivable. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is composed of net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. As of and for the periods presented, the components of other comprehensive income for the Company consisted of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio and unrealized gains and losses, net of taxes, for the Company’s cash flow hedging activities.

Stock Options

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages but does not require that companies record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. All of the Company’s stock options have no intrinsic value at grant date and, consequently, no compensation cost is recognized for them.

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the years ended December 31, 2002 and 2001 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	2002	2001

	(Amounts in thousands, except per share data)
Net income:
As reported	$1,275	$767
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(102)	(86)

Pro forma	1,173	681

Basic net income per share:
As reported	$0.76	$0.46
Pro forma	0.70	0.41

Diluted net income per share:
As reported	$0.71	$0.44
Pro forma	0.66	0.39

Fair values of options granted in 2002 were estimated to be $2.53 on the date of grant using the Black-Scholes option pricing model, assuming a risk-free interest rate of 4%, a dividend yield of 0%, volatility of 23%, and an expected life of ten years.

Net Income Per Share

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

On June 25, 2002, the Board of Directors of the Company declared an 11-for-10 stock split of the Company’s common stock. The stock split was effected as a 10% stock dividend that was issued on August 15, 2002 to shareholders of record on August 1, 2002, and a 6-for-5 stock split in the form of a 20% stock dividend during 2001. All references to average shares outstanding and per share amounts have been adjusted to reflect the effect of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	2002	2001

Weighted average number of common shares used in computing basic net income per share	1,682,779	1,669,226

Effect of dilutive stock options	114,805	103,085

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,797,584	1,772,311

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

Derivative Instruments

The company utilizes interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. Swap terms generally range from one year to ten years depending on the need

The net interest payable or receivable on interest rate swaps that are designated as hedges is accrued and recognized as an adjustment to the interest income or expense of the related asset or liability. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income. Unrealized holding gains and losses on derivatives designated as hedges are reported, net of applicable income tax effect, in accumulated other comprehensive income.

Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a liability to be recognized at the time a bank issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for the Company on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of FIN 45 on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Early application of the disclosure provisions is encouraged. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of SFAS No. 148 effective for all periods presented herein.

Reclassification

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note C - Investment Securities

The following is a summary of investment securities by major classification at December 31, 2002 and 2001:

	December 31, 2002

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

	(Amounts in thousands)
Securities available for sale:
U.S. agency securities	$5,108	$77	$—	$5,185
Mortgage-backed securities	4,043	145	—	4,188
State and municipal	389	16	—	405
Other	78	—	—	78

Total	$9,618	$238	$—	$9,856

Securities held to maturity:
Other	$250	$—	$—	$250

	December 31, 2002

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

	(Amounts in thousands)
Securities available for sale:
U.S. agency securities	$5,714	$89	$—	$5,803
Mortgage-backed securities	5,332	80	2	5,410
State and municipal	388	—	21	367
Other	78	—	—	78

Total	$11,512	$169	$23	$11,658

Securities held to maturity:
Other	$250	$—	$—	$250

The aggregate amortized cost and fair value of investment securities available for sale at December 31, 2002, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity

	Amortized cost	Fair value	Amortized cost	Fair value

	(Amounts in thousands)
U.S. agency securities:
Due in 1 year or less	$1,077	$1,095	$—	$—
Due in 1 year through 5 years	4,031	4,090	—	—
State and municipal securities:
Due after 10 years	389	405	—	—
Other:
Due after 10 years	78	78	250	250
Mortgage-backed securities	4,043	4,188	—	—

Total	$9,618	$9,856	$250	$250

For the year ended December 2002, proceeds from sales of investment securities available for sale amounted to $2.0 million. Gross and net realized gains amounted to $51,000. There were no sales of investment securities available for sale for the year ended December 31, 2001.

Investment securities with amortized cost of $3.2 million and fair value of $3.3 million at December 31, 2002 were pledged to secure both financing from the Federal Home Loan Bank and for public monies on deposit as required by law.

Note D - Loans

Following is a summary of loans at December 31, 2002 and 2001:

	2002	2001

	(Amounts in thousands)
Real estate:
Construction loans	$13,940	$10,396
Commercial mortgage loans	43,879	31,263
Home equity lines of credit	23,484	20,034
Residential mortgage loans	16,528	13,946

Total real estate loans	97,831	75,639

Commercial and industrial loans	27,501	24,237
Loans to individuals for household, family and other personal expenditures	9,439	7,499
Net deferred loan origination costs	(105)	(96)

Total loans	$134,666	$107,279

At December 31, 2002 and 2001, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $80,000 and $747,000, respectively, with no corresponding valuation allowances. For the years ended December 31, 2002 and 2001, the average recorded investment in impaired loans was approximately $232,000 and $381,000, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

The Company’s lending is concentrated primarily in Alamance County and the surrounding communities in which it operates. The Company had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors, and their affiliates (amounts in thousands):

Balance at December 31, 2000	$3,114
New loans	1,535
Principal repayments	(2,791)

Balance at December 31, 2001	1,858
New loans	803
Principal repayments	(1,539)

Balance at December 31, 2002	$1,122

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

Note E - Allowance for Loan Losses

An analysis of activity in the allowance for loan losses for the years ended December 31, 2002 and 2001 follows:

	2002	2001

	(Amounts in thousands)
Balance at beginning of year	$1,633	$1,319
Provision for loan losses	573	735

Charge-offs	(127)	(424)
Recoveries	9	3

Net (charge-offs) recoveries	(118)	(421)

Balance at end of year	$2,088	$1,633

Note F - Premises and Equipment

The following is a summary of premises and equipment:

	2002	2001

	(Amounts in thousands)
Land	$1,081	$1,081
Buildings and leasehold improvements	2,782	2,777
Furniture and equipment	1,726	1,529

	5,589	5,387
Less accumulated depreciation	(1,467)	(1,159)

Total	$4,122	$4,228

Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $308,000 and $373,000, respectively.

Note G - Time Deposits

Time deposits in denominations of $100,000 or more were $33.3 million and $32.0 million at December 31, 2002 and 2001, respectively. Interest expense on such deposits aggregated approximately $1.2 million and $1.8 million in 2002 and 2001, respectively. Time deposits maturing subsequent to December 31, 2002 are as follows (amounts in thousands):

2003	$75,932
2004	3,391
2005	681
2006	1,528
2007	1,018
Thereafter	99

$82,649

Note H - Leases

As of December 31, 2002, the Company leased an office facility under a non-cancelable operating lease. Future minimum lease payments required under the lease are as follows (amounts in thousands):

Year Ending December 31,

2003	$27
2004	29
2005	14

$70

The lease contains four options for renewal aggregating an additional twenty years after the expiration of the current lease term. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2002 and 2001 amounted to $23,000 and $22,000, respectively.

Note I - Trust Preferred Securities

The Company has cumulative trust preferred securities (the “Trust Preferred”) outstanding through a wholly owned subsidiary. The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company.

On October 29, 2002, $5.0 million of trust preferred securities were placed through MidCarolina I (the “Trust”). The preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.45%. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The preferred securities are redeemable on November 7, 2007 or afterwards in whole or in part, on any February 7, May 7, August 7 or November 7. Redemption is mandatory at November 7, 2032. The Company has fully and unconditionally guaranteed the preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

Note J - Income Taxes

The significant components of the provision for income taxes are as follows:

	2002	2001

	(Amounts in thousands)
Current tax provision	$831	$392
Deferred tax provision	(209)	(102)
Change in deferred tax asset valuation	(133)	(139)

Net provision for income taxes	$489	$151

A reconciliation of expected income taxes at the statutory federal income tax rate of 34% with the recorded provision for income taxes follows:

	2002	2001

	(Amounts in thousands)
Income tax at statutory rate	$600	$312
Increase (decrease) in income tax resulting from:
Change in valuation allowance for deferred tax assets	(133)	(139)
Other	22	(22)

Provision for income taxes	$489	$151

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) at December 31, 2002 and 2001 are presented below:

	2002	2001

	(Amounts in thousands)
Deferred tax assets:
Start-up and organizational expenses	$—	$26
Loan loss reserves	679	514
Deferred compensation	82	—

Total gross deferred tax assets	761	540
Less valuation allowance	—	(133)

Subtotal	761	407

Deferred tax liabilities:
Depreciable basis of fixed assets	(47)	(35)
Deferred loan fees	(5)	(5)
Unrealized holding gains on securities available for sale	(87)	(53)

Total gross deferred tax liabilities	(139)	(93)

Net deferred tax asset	$622	$314

Prior to 2002, the Company has maintained a valuation allowance for the amount of net deferred tax assets which may not be recoverable. The Company has no valuation allowance at December 31, 2002 because management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Note K - Federal Home Loan Bank Membership and Borrowings

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). As a member, the Company is required to invest in the stock of the FHLB. The stock is carried at cost since it has no quoted fair value. All stock in the FHLB, together with various investment securities and a floating lien of $14.9 million on qualifying first mortgage loans, are pledged as collateral to secure any borrowings. At December 31, 2002, there were the following borrowings:

Maturity	Interest Rate	2002	2001

		(Amounts in thousands)
March 17, 2010	5.92%	$1,500	$1,500
March 17, 2010	5.71%	2,500	2,500
September 4, 2012	3.56%	2,000	—
September 4, 2012	3.56%	2,000	—

		$8,000	$4,000

In addition to the above borrowings, the Company has credit availability totaling approximately $16.0 million from the FHLB, with $1.0 million outstanding at December 31, 2001. Borrowings must be adequately collateralized.

Note L - Savings Plan

The Company maintains a contributory savings plan under Section 401(k) of the Internal Revenue Code covering all employees who have completed three months of service and are at least eighteen years of age. Under the plan, employee contributions are matched by the Company in an amount equal to 50% of the first 6% of compensation contributed by the employee. Such matching becomes fully vested when the employee reaches five years of service according to the following schedule: 1 year, 20%; 2 years, 40%; 3 years, 60%, 4 years, 80%, 5 or more years, 100%. Total savings plan expense was $54,000 for 2002 and $39,000 for 2001.

Note M - Stock Options

During 1998, the Board of Directors and shareholders approved a non-qualified stock option plan for certain original Directors of the Company, and 165,000 shares of authorized and unissued stock were reserved for award. At adoption, all options were granted at an exercise price of $6.82 per share, the fair value of the stock on the date of grant. Director options vested 100% on the date of grant. The options are granted for a ten-year term.

During 1998, the Board of Directors and shareholders approved an Incentive Stock Option Plan for officers and key employees. Under the provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Board of Directors at the fair value of the stock on the date of grant. The Board reserved 165,000 shares of authorized and unissued stock for grant. Options have a vesting schedule that provides that 20% of the options granted will be vested and exercisable on the date of grant and 20% will vest and become exercisable on each of the next four annual anniversary dates thereafter. The options are granted for a ten-year term.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2002 and 2001 follows:

		Outstanding Options		Exercisable Options

	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

At December 31, 2000	30,113	299,888	$7.02	235,372	$6.87

Options granted	—	—	—	—	—
Options vested	—	—	—	26,978	7.26
Options exercised	—	(1,056)	6.82	(1,056)	6.82
Options forfeited	99	(99)	6.82	—	—

At December 31, 2001	30,212	298,733	7.02	261,294	6.91

Options granted	(17,050)	17,050	13.18	3,410	13.18
Options vested	—	—	—	26,879	7.23
Options exercised	—	(26,648)	6.82	(26,648)	6.82
Options forfeited	—	—	—	—	—

At December 31, 2002	13,162	289,135	$7.40	264,935	$7.03

Options outstanding at December 31, 2002 included 272,085 options exercisable at prices ranging from $6.82 to $9.09 and 17,050 options exercisable at $13.18. The weighted average remaining contractual life of those options was 66 months.

Note N - Officers’ Deferred Compensation

The Company has implemented a non-qualifying deferred compensation plan for certain key executive officers during 2002. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Certain of the benefits for each officer participating in the plan will accrue and vest during the period of employment, and will be paid in fixed monthly benefit payments over fifteen years in 180 equal monthly payments commencing with retirement at age sixty-two or 20 years of service. Other benefits will accrue based upon the performance of the underlying life insurance policies both during employment and after retirement. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. During 2002, provisions of approximately $221,000 were expensed for future benefits to be provided under this plan.

Note O - Employment Agreement

The Company has entered into an employment agreement with its chief executive officer to ensure a stable and competent management base. The agreement provides for benefits as spelled out in the contract and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s rights to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreement, the acquirer will be bound to the terms of the contract.

Note P - Contingent Liabilities and Commitments

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, letters of credit and commitments to sell loans.

A summary of the Company’s commitments and contingent liabilities at December 31, 2002 and 2001 is as follows (amounts in thousands):

	2002	2001

Unfunded commitments to extend credit under existing equity line and commercial lines of credit	$30,566	$32,511
Commercial letters of credit	—	295
Commitments to sell loans held for sale	6,541	7,145

Commitments to originate new loans or extend credit and letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Company’s credit policies and procedures for credit commitments are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not incurred any losses on its commitments in both 2002 and 2001.

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At December 31, 2002, the aggregate fair value of the commitments approximated the carrying value of the loans to be sold.

Note Q - Shareholders’ Equity
Regulatory Matters

As a North Carolina banking corporation, the Bank may pay cash dividends to the Company only out of undivided profits as determined pursuant to North Carolina banking laws. However, regulatory authorities may limit payment of dividends when it is determined that such a limitation is in the public interest and is necessary to ensure a bank’s financial soundness.

The Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation (“FDIC”). The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be “well-capitalized,” the FDIC requires ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total shareholders’ equity calculated in accordance with accounting principles generally accepted in the United States of America less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 4% and a ratio of 5% to be “well-capitalized.”

As of December 31, 2002 and 2001, the Bank’s capital ratios exceeded levels deemed “well-capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since the notification that management believes have changed the Bank’s category.

	For the Bank		Minimum Requirements

	Capital Amount	Capital Ratio	For Capital Adequacy	To Be Well Capitalized

As of December 31, 2002
Tier I capital (to risk-weighted assets)	$16,615	10.3%	4.0%	6.0%
Total capital - Tier II capital (to risk-weighted assets)	19,483	12.1	8.0	10.0
Leverage - Tier I capital (to average assets)	16,615	9.6	4.0	5.0
As of December 31, 2001
Tier I capital (to risk-weighted assets)	$11,003	8.4%	4.0%	6.0%
Total capital - Tier II capital (to risk-weighted assets)	12,636	9.7	8.0	10.0
Leverage - Tier I capital (to average assets)	11,003	8.0	4.0	5.0

The Company’s only significant asset is its investment in MidCarolina Bank. Consequently, the information concerning capital ratios set forth above is essentially the same for the Company and the Bank.

Note R - Derivatives

The following table sets forth certain information concerning the Company’s interest rate swap at December 31, 2002:

(Amounts in thousands)

Type
Receive fixed swaps	$5,000
Receive rate	1.42%
Pay rate	3.45%
Fair value	$(12)

Year-to-date Activity

Balance, December 31, 2001	$—
Additions	5,000
Maturities/amortizations	—

Balance, December 31, 2002	$5,000

Maturity Schedule

Five years	$5,000

The $5.0 million notional amount of derivatives used in interest rate risk management is used to hedge LIBOR based subordinated debt securities. The Company does not utilize derivatives for trading purposes.

Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2002, the Company’s interest rate swaps reflected an unrealized loss of $12,000.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rates indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. At December 31, 2002, the Company had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by the Company.

Note S - Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires a company to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001, respectively.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Federal Funds Sold and Interest-Earning Deposits at FHLB

The carrying amounts for cash and due from banks, federal funds sold and interest-earning deposits at FHLB approximate fair value because of the short maturities of those instruments. These instruments are considered cash and cash equivalents.

Investment Securities

Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Investment in Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits, Borrowings and Trust Preferred Securities

The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits and borrowings is estimated based upon the discounted value of projected future cash outflows using the rates currently offered for instruments of similar remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and accrued interest payable are assumed to approximate fair values.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note P, it is not practicable to estimate the fair value of future financing commitments. The fair value of the interest rate swaps equals quoted market price.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001:

	Carrying value	Estimated fair value

As of December 31, 2002	(Amounts in thousands)

Financial assets:
Cash and cash equivalents	$8,832	$8,832
Investment securities available for sale	9,856	9,856
Investment securities held to maturity	250	250
Loans and loans held for sale	141,207	144,571
Investment in life insurance	5,268	5,268
Accrued interest receivable	608	608
Financial liabilities:
Deposits	$142,175	$142,338
Borrowings	8,000	8,000
Trust preferred securities	5,000	5,000
Accrued interest payable	99	99
Derivative financial instruments:
Interest rate swap	(12)	(12)

As of December 31, 2001
Financial assets:
Cash and cash equivalents	$4,034	$4,034
Investment securities available for sale	11,658	11,658
Investment securities held to maturity	250	250
Loans receivable	114,424	116,123
Investment in life insurance	3,095	3,095
Accrued interest receivable	623	623
Financial liabilities:
Deposits	$120,413	$120,617
Borrowings	5,000	5,000
Accrued interest payable	190	190

Note T - Parent Company Financial Data

During 2002, MidCarolina Financial Corporation became the holding company for MidCarolina Bank. Following are condensed financial statements of MidCarolina Financial Corporation as of and for the period ended December 31, 2002.

Condensed Balance Sheet
December 31, 2002
(Amounts in thousands)

Assets:
Investment in MidCarolina Bank	$17,516
Other assets	165

Total assets	$17,681

Liabilities and Shareholders’ Equity:
Liabilities:
Junior subordinated debentures	$5,000

Shareholders’ Equity:
Common stock	10,972
Retained earnings	1,566
Accumulated other comprehensive income	143

Total shareholders’ equity	12,681

Total liabilities and shareholders’ equity	$17,681

Condensed Statement of Operations
Period Ended December 31, 2002
(Amounts in thousands)

Equity in net income of subsidiaries	$1,275

Condensed Statement of Cash Flow
Period Ended December 31, 2002
(Amounts in thousands)

Cash flows from operating activities:
Net income	$1,275
Adjustments to reconcile net income to net cash used by operating activities:
Equity in earnings of subsidiaries	(1,275)

Net increase provided by operating activities	—

Cash flows from investing activities:
Investment in MidCarolina Bank	(4,890)

Net decrease used by investing activities	(4,890)

Cash flow from financing activities:
Proceeds from junior subordinated debentures, net of debt issuance costs	4,835
Proceeds from stock options exercised	55

Net increase provided by financing activities	4,890

Net increase in cash and cash equivalents	—

Cash and cash equivalents, beginning	—

Cash and cash equivalents, ending	$—

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

The information required by this Item regarding (i) Company directors is set forth under the section captioned “Proposal I – Election of Directors - Nominees” contained in the Proxy Statement, (ii) Company executive officers is set forth under the section captioned “Proposal I - Election of Directors - Executive Officers” contained in the Proxy Statement, and (iii) Section 16(a) compliance is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement, all of which is incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “Proposal I – Election of Directors - Director Compensation” and “- Executive Compensation” contained in the Proxy Statement, all of which is incorporated by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Security Ownership of Certain Beneficial Owners” contained in the Proxy Statement, which is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents the number of shares of the Company’s common stock to be issued upon the exercise of outstanding options; the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company’s stock option plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	289,135	$7.40	13,162
Equity compensation plans not approved by security holders	0	0	0
Total	289,135	$7.40	13,162

See Note M to the consolidated financial statements for general information regarding the Company’s equity-based compensation plans.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth under the section captioned “Certain Indebtedness and Transaction of Management” contained in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

13(a)   Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 13, 2002

Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB, filed with the FDIC on April 30, 1998

Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB, filed with the FDIC on April 30, 1998

Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB, filed with the FDIC on April 30, 1998

Exhibit (10)(iv)

Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998, filed with the FDIC.

Exhibit (10)(v)

Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the FDIC.

Exhibit (99.1)	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

13(b)  Reports on Form 8-K. None in the quarter ended December 31, 2002.

ITEM 14.       CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days prior to the filing of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these conditions subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDCAROLINA Bank
Date: March 26, 2003	By:	/s/ RANDOLPH J. CARY, JR.

Randolph J. Cary, Jr. President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RANDOLPH J. CARY, JR.	President, Chief Executive Officer and Director	March 26, 2003

Randolph J. Cary, Jr.

/s/ DAVID B. SPENCER	Vice President and Chief Financial Officer	March 26, 2003

David B. Spencer

/s/ R. CRAIG PATTERSON	Vice President	March 26, 2003

R. Craig Patterson

/s/ H. THOMAS BOBO	Director	March 26, 2003

H. Thomas Bobo

/s/ JAMES R. COPLAND, III	Director	March 26, 2003

James R. Copland, III

/s/ THOMAS E. CHANDLER	Director	March 26, 2003

Thomas E. Chandler

/s/ JAMES B. CROUCH, JR.	Director	March 26, 2003

James B. Crouch, Jr.

/s/ RALPH M. HOLT, JR.	Director	March 26, 2003

Ralph M. Holt, Jr.

/s/ F.D. HORNADAY, III	Director	March 26, 2003

F.D. Hornaday, III

/s/ TEENA M. KOURY	Director	March 26, 2003

Teena M. Koury

/s/ JOSEPH L. LINENS	Director	March 26, 2003

Joseph L. Linens

/s/ JOHN LOVE	Director	March 26, 2003

John Love

/s/ MAXINE H. O’KELLEY	Director	March 26, 2003

Maxine H. O’Kelley

/s/ JAMES B. POWELL	Director	March 26, 2003

James B. Powell

/s/ JOHN K. ROBERTS	Director	March 26, 2003

John K. Roberts

/s/ CARROLL M. SHOFFNER	Director	March 26, 2003

Carroll M. Shoffner

/s/ JAMES H. SMITH, JR.	Director	March 26, 2003

James H. Smith, Jr.

/s/ ROBERT A. WARD	Director	March 26, 2003

Robert A. Ward

/s/ DEXTER R. BARBEE, SR.	Director	March 26, 2003

Dexter R. Barbee, Sr.

/s/ TROY W. WOODARD	Director	March 26, 2003

Troy W. Woodard