Form 10QSB
period 2003-03-31
MIDCAROLINA FINANCIAL CORP
filed 2003-05-14
CIK 1174872

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period ended
                                                  ----------------------

                        Commission File Number 000-49848

                        MidCarolina Financial Corporation
             (Exact name of registrant as specified in its charter)

                North Carolina                           556144577
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

                3101 South Church Street
       Burlington, North Carolina                          27216
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (336) 538-1600

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 6, 2003, the registrant had outstanding 1,704,789 shares of Common Stock, no par value.

                                                                               Page No.
                                                                               --------
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Balance Sheets
               March 31, 2003 and December 31, 2002 ........................       3

            Consolidated Statements of Operations
               Three Months Ended March 31, 2003 and 2002 ..................       4

            Consolidated Statements of Comprehensive Income
               Three Months Ended March 31, 2003 and 2002 ..................       5

            Consolidated Statements of Shareholders' Equity
               Three Months Ended March 31, 2003 ...........................       6

            Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2003 and 2002 ..................       7

            Notes to Consolidated Financial Statements .....................       8

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..........................................      13

Item 3 - Controls and Procedures ...........................................      15

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K ..................................      16

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MIDCAROLINA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                  March 31, 2003  December 31,
                                                                    (Unaudited)     2002 (*)
                                                                  --------------  ------------
                                                                     (Amounts in thousands)
ASSETS

Cash and due from banks                                              $  3,168       $  2,974
Federal funds sold and interest-earning deposits at FHLB               23,410          5,858
Investment securities:
   Available for sale                                                   8,833          9,856
   Held to maturity                                                       250            250
Loans held for sale                                                     6,809          6,541
Loans                                                                 142,014        134,666
Allowance for loan losses                                              (2,236)        (2,088)
                                                                     --------       --------
         NET LOANS                                                    139,778        132,578
Investment in stock of FHLB of Atlanta                                    946            462
Investment in life insurance                                            5,345          5,268
Premises and equipment, net                                             4,090          4,122
Other assets                                                            1,577          1,520
                                                                     --------       --------

         TOTAL ASSETS                                                $194,206       $169,429
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
      Noninterest-bearing demand                                     $ 21,898       $ 16,107
      Interest-bearing demand                                          45,184         38,472
      Savings                                                           5,401          4,947
      Time                                                             84,387         82,649
                                                                     --------       --------
         TOTAL DEPOSITS                                               156,870        142,175

Borrowings                                                             18,000          8,000
Trust preferred securities                                              5,000          5,000
Accrued expenses and other liabilities                                  1,244          1,573
                                                                     --------       --------

         TOTAL LIABILITIES                                            181,114        156,748
                                                                     --------       --------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 20,000,000 shares authorized;
      none issued                                                          --             --
   Common stock, no par value, 80,000,000 shares authorized;
      1,704,789 and 1,696,732 shares issued and outstanding  at
      March 31, 2003 and December 31, 2002, respectively               11,050         10,972
   Retained earnings                                                    1,957          1,566
   Accumulated other comprehensive income                                  85            143
                                                                     --------       --------

         TOTAL SHAREHOLDERS' EQUITY                                    13,092         12,681
                                                                     --------       --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $194,206       $169,429
                                                                     ========       ========

*    Derived from audited financial statements.

See accompanying notes.

                        MIDCAROLINA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
================================================================================

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                               2003     2002
                                                              ------   ------
                                                          (Amounts in thousands,
                                                          except per share data)
INTEREST INCOME
   Loans and loan fees                                        $2,102   $1,892
   Investment securities                                          99      141
   Federal funds sold and interest-bearing deposits               48       37
   Other                                                           7        6
                                                              ------   ------

      TOTAL INTEREST INCOME                                    2,256    2,076
                                                              ------   ------
INTEREST EXPENSE
   Demand deposits                                               106       71
   Savings                                                         7        9
   Time                                                          523      720
   Borrowings and trust preferred securities                     170       60
                                                              ------   ------

      TOTAL INTEREST EXPENSE                                     806      860
                                                              ------   ------

      NET INTEREST INCOME                                      1,450    1,216

PROVISION FOR LOAN LOSSES                                        120      135
                                                              ------   ------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN
         LOSSES                                                1,330    1,081
                                                              ------   ------
NON-INTEREST INCOME
   Service charges on deposits accounts                          230      147
   Mortgage operations                                           352      121
   Other (Note F)                                                193       84
                                                              ------   ------

      TOTAL NON-INTEREST INCOME                                  775      352
                                                              ------   ------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                861      622
   Occupancy and equipment                                       187      143
   Other (Note F)                                                483      409
                                                              ------   ------

      TOTAL NON-INTEREST EXPENSE                               1,531    1,174
                                                              ------   ------

      INCOME BEFORE INCOME TAXES                                 574      259

INCOME TAXES                                                     183       66
                                                              ------   ------

      NET INCOME                                              $  391   $  193
                                                              ======   ======
NET INCOME PER COMMON SHARE
   Basic                                                      $  .23   $  .12
                                                              ======   ======
   Diluted                                                    $  .22   $  .11
                                                              ======   ======

See accompanying notes.

                   MIDCAROLINA FINANCIAL CORPORATION
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
================================================================================

                                                                     Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                         2003    2002
                                                                        -----   -----
                                                                   (Amounts in thousands)
Net income                                                               $391   $193
                                                                         ----   ----
Other comprehensive loss:
   Securities available for sale:
      Unrealized holding losses on available-for-sale securities          (30)    --
         Tax effect                                                        11     --
                                                                         ----   ----
      Net of tax amount                                                   (19)    --
                                                                         ----   ----
   Cash flow hedging activities:
      Unrealized holding losses on cash flow hedging activities           (61)    --
         Tax effect                                                        22     --
                                                                         ----   ----
      Net of tax amount                                                   (39)    --
                                                                         ----   ----

         Total other comprehensive loss                                   (58)    --
                                                                         ----   ----

Comprehensive income                                                     $333   $193
                                                                         ====   ====

See accompanying notes.

                   MIDCAROLINA FINANCIAL CORPORATION
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
================================================================================

                                                                            Accumulated
                                               Common Stock                    Other           Total
                                          -------------------   Retained   Comprehensive   Stockholders'
                                            Shares    Amount    Earnings      Income          Equity
                                          ---------   -------   --------   -------------   -------------
                                                    (Amounts in thousands, except share data)
Balance at December 31, 2002              1,696,732   $10,972    $1,566        $143           $12,681

   Net income                                    --        --       391          --               391

   Other comprehensive loss, net of tax          --        --        --         (58)              (58)

Common stock issued pursuant to:
   Stock options exercised                    8,057        55        --          --                55
   Current income tax benefit                    --        23        --          --                23
                                          ---------   -------    ------        ----           -------
Balance at March 31, 2003                 1,704,789   $11,050    $1,957        $ 85           $13,092
                                          =========   =======    ======        ====           =======

See accompanying notes.

                        MIDCAROLINA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
================================================================================

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ----------------------
                                                                           2003     2002
                                                                         -------   -------
                                                                      (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $   391   $   193
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                       136       112
         Provision for loan losses                                           120       135
         (Increase) decrease in mortgage loans held for sale                (268)    6,633
         Change in assets and liabilities:
            Increase in other assets                                         (68)      (14)
            Decrease in accrued expenses and other liabilities              (334)     (323)
                                                                         -------   -------

               NET CASH PROVIDED (USED)
                  BY OPERATING ACTIVITIES                                    (12)    6,736
                                                                         -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities available for sale                       --    (1,140)
   Maturities and calls on investment securities available for sale          500       850
   Principal paydowns on investment securities available for sale            475       490
   Investment in life insurance                                              (77)      (46)
   Net increase in loans from originations and principal repayments       (7,320)   (5,350)
   Purchase of FHLB stock                                                   (484)      (85)
   Purchases of premises and equipment                                       (86)      (48)
                                                                         -------   -------

               NET CASH USED BY
                  INVESTING ACTIVITIES                                    (6,992)   (5,329)
                                                                         -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                               14,695     1,571
   Net increase (decrease) in borrowings                                  10,000    (1,000)
   Proceeds from stock options exercised                                      55        55
                                                                         -------   -------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                    24,750       626
                                                                         -------   -------

               NET INCREASE IN CASH
                  AND CASH EQUIVALENTS                                    17,746     2,033

CASH AND CASH EQUIVALENTS, BEGINNING                                       8,832     4,034
                                                                         -------   -------

               CASH AND CASH
                  EQUIVALENTS, ENDING                                    $26,578   $ 6,067
                                                                         =======   =======

See accompanying notes.

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MidCarolina Financial Corporation (the "Company") and its wholly-owned subsidiaries, MidCarolina I, a trust for the trust preferred securities, and MidCarolina Bank (the "Bank") and its wholly-owned subsidiary, MidCarolina Investment Corporation, which through an unaffiliated broker-dealer, provides customers of the Bank with products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2003, loan commitments were as follows (in thousands):

Commitments to extend credit                                             $15,162
Undisbursed lines of credit                                               21,964
Commitments to sell loans held for sale                                    6,809

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
================================================================================

NOTE C - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for an 11-for-10 stock split effected in the form of a 10% stock dividend distributed August 15, 2002. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             2003        2002
                                                           ---------   ---------
Weighted average number of  common shares used in
   computing basic net income per share                    1,701,029   1,671,476

Effect of dilutive stock options                             115,247     120,230
                                                           ---------   ---------

Weighted average number of  common shares and
   dilutive potential common shares used in computing
   diluted net income per share                            1,816,276   1,791,706
                                                           =========   =========

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
================================================================================

NOTE D - STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                           Three Months Ended
                                                               March 31,
                                                          ----------------------
                                                               2003   2002
                                                               ----   ----
                                                          (Amounts in thousands,
                                                          except per share data)
Net income:
   As reported                                                 $391   $193
      Deduct: Total stock-based employee compensation
         expense determined under fair value method
         for all awards, net of related tax effects              (7)   (25)
                                                               ----   ----

   Pro forma                                                   $384   $168
                                                               ====   ====
Basic earnings per share:
   As reported                                                 $.23   $.12
   Pro forma                                                    .23    .10

Diluted earnings per share:
   As reported                                                 $.22   $.11
   Pro forma                                                    .21    .09

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
================================================================================

NOTE E- LOANS

Following is a summary of loans at each of the balance sheet dates presented:

                                        At March 31, 2003   At December 31, 2002
                                      -------------------   --------------------
                                                  Percent               Percent
                                       Amount    of Total     Amount    of Total
                                      --------   --------    --------   --------
                                                    (In thousands)
Real estate loans                     $102,619     72.21%    $ 97,831     72.59%
Commercial and industrial loans         28,187     19.84%      27,501     20.41%
Loans to individuals                    11,296      7.95%       9,439      7.00%
                                      --------    ------     --------    ------

Subtotal                               142,102    100.00%     134,771    100.00%
                                                  ======                 ======
Less: Net deferred loan orignation         (88)                  (105)
                                      --------               --------

Loans                                 $142,014               $134,666
                                      ========               ========

An analysis of the allowance for loan losses is as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2003     2002
                                                               ------   ------
                                                                (In thousands)
Balance at beginning of period                                 $2,088   $1,633
                                                               ------   ------

Provision charged to operations                                   120      135
                                                               ------   ------

Charge-offs                                                        (4)     (11)
Recoveries                                                         32        4
                                                               ------   ------

Net charge-offs                                                    28       (7)
                                                               ------   ------

Balance at end of period                                       $2,236   $1,761
                                                               ======   ======

The following is a summary of nonperforming assets at the periods presented:

                                                        March 31,   December 31,
                                                          2003         2002
                                                        ---------   ------------
                                                            (In thousands)
Nonaccrual loans                                           $440          $80
Foreclosed assets                                            11           11
                                                           ----          ---

Total                                                      $451          $91
                                                           ====          ===

                        MIDCAROLINA FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
================================================================================

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2003   2002
                                                                  ----   ----
                                                                (In thousands)
Income from brokerage activities                                  $ 73    $ 4
Increase in cash value of life insurance                            81     46
Other                                                               39     34
                                                                  ----   ----

Total                                                             $193    $84
                                                                  ====    ===

The major components of other non-interest expense are as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2003   2002
                                                                  ----   ----
                                                                (In thousands)
Office supplies and postage                                       $ 51   $ 39
Data processing and other outside services                         151    119
Deposit and other insurance                                         71     47
Professional services                                               58     54
Advertising                                                         46     51
Other                                                              106     99
                                                                  ----   ----

Total                                                             $483   $409
                                                                  ====   ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

           Financial Condition at March 31, 2003 and December 31, 2002

During the three-month period ending March 31, 2003, our total assets increased by $24.8 million to $194.2 million from $169.4 million at December 31, 2002. At March 31, 2003, loans totaled $142.0 million, an increase of $7.3 million, or 5.46%, during the three months. Our loan portfolio had increases in real estate loans and commercial and industrial loans in the amounts of $4.8 million and $686,000, respectively. Loans to individuals have increased by $1.9 million to $11.3 million. Federal funds sold and interest-earning deposits increased by $17.6 million to $23.4 million.

Our total liquid assets, which includes cash and due from banks, federal funds sold and interest-earning deposits at FHLB and investment securities, increased by $16.7 million during the three months, to $35.6 million or 18.36% of total assets at March 31, 2003 versus $18.9 million, or 11.18% of total assets, at December 31, 2002.

Customer deposits continue to be our primary funding source. At March 31, 2003, deposits totaled $156.9 million, an increase of $14.7 million, or 10.34%, from year-end 2002. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $10.0 million to $18.0 million at March 31, 2003.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us "well capitalized" under federal bank regulatory capital guidelines. At March 31, 2003, our shareholders' equity totaled $13.1 million, an increase of $411,000 from the December 31, 2002 balance. This increase resulted principally from net income of $391,000 for the three months and the issuance of common stock from the exercising of stock options and related income tax benefit in the amount of $78,000. Off-setting these increases were net unrealized losses on available for sale securities and cash flow hedging activities in an aggregate amount of $58,000 for the three months ended March 31, 2003.

                   Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002

Net Income. Our net income for the three months ended March 31, 2003 was $391,000, an increase of $198,000 from net income of $193,000 for the same three-month period in 2002. Net income per share was $.22 diluted for the three months ended March 31, 2003, up from $.11 diluted for the same period in 2002. We have experienced strong growth, with total assets averaging $181.5 million during the current three-month period as compared to $140.8 million in the prior year period, an increase of 28.85%. In an environment of declining interest rates, our interest rate spread and net yield on average interest-earning assets increased 11 basis points and 23 basis points, respectively. Increases in net interest income and non-interest income for the quarter ended March 31, 2003 of $234,000 and $423,000, respectively, combined with a $15,000 decrease in the provision for loan losses, exceeded increases of $357,000 in non-interest expenses and $117,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $234,000, or 19.24%, to $1.5 million for the three months ended March 31, 2003. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $34.9 million, or 26.98%, during the first three months of 2003 as compared with the same period in 2002. Our average yield on total interest-earning assets decreased by 93 basis points from 6.50% to 5.57%. Our average total interest-bearing liabilities increased by $34.1 million, or 29.46%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased slightly less than our yield on assets, declining 83 basis points from 3.01% to 2.18%. For the three months ended March 31, 2003, our net interest spread was 3.39% and our net interest margin was 3.58%. For the three months ended March 31, 2002, our net interest rate spread was 3.50% and our net interest margin was 3.81%.

Provision for Loan Losses. Our provision for loan losses for the three-months ended March 31, 2003 was $120,000, representing a decrease of $15,000 from the $135,000 provision we made for the three months ended March 31, 2002. Our net loan recoveries were $28,000 during the three months ended March 31, 2003, as compared with $7,000 of net loan charge-offs in the same period of 2002. At March 31, 2003, we had non-accrual loans in the amount of $440,000, while the allowance for loan losses increased to $2.2 million, or 1.57% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2002, we had nonaccrual loans in the amount of $80,000, while the allowance for loan losses stood at $2.1 million, or 1.55% of total loans.

Non-Interest Income. For the first three months of 2003, non-interest income increased $423,000, or 120.17%, to $775,000 from $352,000 for the same period the prior year. Increases for the three months ended March 31, 2003 include an increase of $83,000 in service charges and fees on deposit accounts as a result of deposit growth, an increase of $231,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment and an increase in brokerage related income of $69,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended March 31, 2003, total non-interest expenses increased $357,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $239,000, reflecting the addition of personnel to support growth as well as normal compensation increases. In addition, the current quarter includes a provision of $63,000 related to newly implemented deferred compensation arrangements. Occupancy and equipment expenses increased by $44,000, and increases in our other non-interest expenses amounted to $74,000. This increase relates primarily to the Company's continued growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 31.88% and 25.48%, respectively, for the three months ended March 31, 2003 and 2002. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of reductions in our deferred tax asset valuation allowance.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, and investment securities. These aggregated $35.6 million at March 31, 2003 compared to $18.9 million at December 31, 2002. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $29.1 million from the Federal Home Loan Bank of Atlanta, with $18.0 million outstanding at March 31, 2003 and $8.0 million at December 31, 2002. We have increased our borrowings with the Federal Home Loan Bank to take advantage of the lower interest rates being offered. All borrowings must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2003, our capital to average asset ratio was 11.92%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2003 was 10.28%.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits.

Exhibit (3)(i)     Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (3)(ii)    Bylaws, incorporated herein by reference to Exhibit (3)(ii)
                   to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (4)        Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 13, 2002.

Exhibit (10)(i)    Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(ii)   MidCarolina Bank Employee Stock Option Plan, incorporated
                   herein by reference to Exhibit 6(ii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibi (10)(iii)   MidCarolina Bank Director Stock Option Plan, incorporated
                   herein by reference to Exhibit 6(iii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

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

Exhibit (99.1)     Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002

          (b)  Reports on Form 8-K.

               Two reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

               - One report was filed on January 28, 2003 to report financial results for the fourth quarter and year then ended December 31, 2002.

               - Another report was filed on January 28, 2003 to announce a resignation of a Board of Director effective December 31, 2002.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MIDCAROLINA FINANCIAL CORPORATION


Date: May 13, 2003                     By: /s/ Randolph J. Cary, Jr.
                                           -------------------------------------
                                           Randolph J. Cary, Jr.
                                           President and Chief Executive Officer


Date: May 13, 2003                     By: /s/ David B. Spencer
                                           -------------------------------------
                                           David B. Spencer
                                           Chief Financial Officer

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


Date: May 13, 2003                     By: /s/ Randolph J. Cary, Jr.
                                           -------------------------------------
                                           Randolph J. Cary, Jr.
                                           President and Chief Executive Officer

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


Date: May 13, 2003                                  By: /s/ David B. Spencer
                                                        ------------------------
                                                        David B. Spencer
                                                        Chief Financial Officer