Form 10QSB
period 2003-06-30
MIDCAROLINA FINANCIAL CORP
filed 2003-08-14
CIK 1174872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-49848

MidCarolina Financial Corporation

(Exact name of registrant as specified in its charter)

North Carolina	55-6144577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 South Church Street Burlington, North Carolina	27216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (336) 538-1600

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 7, 2003, the registrant had outstanding 1,720,903 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002 (*)
	(Amounts in thousands)
ASSETS

Cash and due from banks	$6,681	$2,974
Federal funds sold and interest-earning deposits at FHLB	6,644	5,858
Investment securities:
Available for sale	7,979	9,856
Held to maturity	250	250
Loans held for sale	9,280	6,541
Loans	160,064	134,666
Allowance for loan losses	(2,342)	(2,088)

NET LOANS	157,722	132,578
Investment in stock of FHLB of Atlanta	1,325	462
Investment in life insurance	5,423	5,268
Premises and equipment, net	4,152	4,122
Other assets	1,572	1,520

TOTAL ASSETS	$201,028	$169,429

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$21,906	$16,107
Interest-bearing demand	34,247	38,472
Savings	5,372	4,947
Time	93,659	82,649

TOTAL DEPOSITS	155,184	142,175

Borrowings	26,500	8,000
Trust preferred securities	5,000	5,000
Accrued expenses and other liabilities	834	1,573

TOTAL LIABILITIES	187,518	156,748

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—
Common stock, no par value, 80,000,000 shares authorized; 1,712,896 and 1,696,732 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	11,137	10,972
Retained earnings	2,357	1,566
Accumulated other comprehensive income	16	143

TOTAL SHAREHOLDERS’ EQUITY	13,510	12,681

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$201,028	$169,429

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$2,308	$1,968	$4,410	$3,860
Investment securities	80	140	179	280
Federal funds sold and interest-bearing deposits	22	68	70	111
Other	7	12	14	13

TOTAL INTEREST INCOME	2,417	2,188	4,673	4,264

INTEREST EXPENSE
Demand deposits	70	134	176	205
Savings	6	10	13	19
Time	510	593	1,033	1,313
Borrowings and trust preferred securities	279	59	449	119

TOTAL INTEREST EXPENSE	865	796	1,671	1,656

NET INTEREST INCOME	1,552	1,392	3,002	2,608
PROVISION FOR LOAN LOSSES	155	142	275	277

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,397	1,250	2,727	2,331

NON-INTEREST INCOME
Service charges on deposits accounts	234	191	464	338
Mortgage operations	465	130	817	251
Other (Note F)	233	189	426	273

TOTAL NON-INTEREST INCOME	932	510	1,707	862

NON-INTEREST EXPENSE
Salaries and employee benefits	1,029	742	1,890	1,364
Occupancy and equipment	201	136	388	279
Other (Note F)	530	488	1,013	897

TOTAL NON-INTEREST EXPENSE	1,760	1,366	3,291	2,540

INCOME BEFORE INCOME TAXES	569	394	1,143	653
INCOME TAXES	169	108	352	174

NET INCOME	$400	$286	$791	$479

NET INCOME PER COMMON SHARE
Basic	$.20	$.14	$.39	$.24

Diluted	$.18	$.13	$.36	$.22

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands)

Net income	$400	$286	$791	$479

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	34	22	4	22
Tax effect	(12)	(8)	(1)	(8)
Reclassification of gains recognized in net income	(28)	(51)	(28)	(51)
Tax effect	10	19	10	19

Net of tax amount	4	(18)	(15)	(18)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(117)	—	(178)	—
Tax effect	44	—	66	—

Net of tax amount	(73)	—	(112)	—

Total other comprehensive loss	(69)	(18)	(127)	(18)

Comprehensive income	$331	$268	$664	$461

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2002	1,696,732	$10,972	$1,566	$143	$12,681

Net income	—	—	791	—	791

Other comprehensive income, net of tax	—	—	—	(127)	(127)

Common stock issued pursuant to:
Stock options exercised	16,114	110	—	—	110
Current income tax benefit		54	—	—	54
Stock awards	50	1	—	—	1

Balance at June 30, 2003	1,712,896	$11,137	$2,357	$16	$13,510

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$791	$479
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	274	215
Provision for loan losses	275	277
Gain on sale of investment securities available for sale	(28)	(51)
Loss on disposal of foreclosed assets	4	—
(Increase) decrease in mortgage loans held for sale	(2,739)	5,953
Change in assets and liabilities:
Increase in other assets	(52)	(3)
Decrease in accrued expenses and other liabilities	(788)	(162)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(2,263)	6,708

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(1,117)	(3,233)
Maturities and calls on investment securities available for sale	1,349	1,595
Principal paydowns on investment securities available for sale	971	883
Sales of investment securities available for sale	642	1,587
Investment in life insurance	(155)	(85)
Net increase in loans from originations and principal repayments	(25,693)	(10,472)
Purchase of FHLB stock	(863)	(85)
Purchases of premises and equipment	(267)	(62)
Proceeds from sale of foreclosed assets	270	—

NET CASH USED BY INVESTING ACTIVITIES	(24,863)	(9,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,009	12,180
Net increase (decrease) in borrowings	18,500	(1,000)
Proceeds from stock options exercised	110	72

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,619	11,252

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,493	8,088
CASH AND CASH EQUIVALENTS, BEGINNING	8,832	4,034

CASH AND CASH EQUIVALENTS, ENDING	$13,325	$12,122

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiaries, MidCarolina I, a trust for the trust preferred securities, and MidCarolina Bank (the “Bank”) and its wholly-owned subsidiary, MidCarolina Investment Corporation, which through an unaffiliated broker-dealer, provides customers of the Bank with products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B—COMMITMENTS

At June 30, 2003, loan commitments were as follows (in thousands):

Commitments to extend credit	$16,709
Undisbursed lines of credit	22,327
Commitments to sell loans held for sale	9,280

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C—PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

On June 25, 2003, the Company’s directors approved a six for five stock split, to be effected as a 20% stock dividend, which is to be distributed August 15, 2003 to shareholders of record as of August 1, 2003. All per share amounts have been restated to include the effects of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	2,046,628	2,016,370	2,043,931	2,011,070

Effect of dilutive stock options	154,707	138,890	146,502	141,583

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,201,335	2,155,260	2,190,433	2,152,653

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D—STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$400	$286	$791	$479
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(8)	(26)	(15)	(51)

Pro forma	$392	$260	$776	$428

Basic earnings per share:
As reported	$.20	$.14	$.39	$.24
Pro forma	.19	.13	.38	.21

Diluted earnings per share:
As reported	$.18	$.13	$.36	$.22
Pro forma	.18	.12	.35	.20

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E—LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At June 30, 2003		At December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$120,169	75.04%	$97,831	72.59%
Commercial and industrial loans	30,828	19.25%	27,501	20.41%
Loans to individuals	9,137	5.71%	9,439	7.00%

Subtotal	160,134	100.00%	134,771	100.00%

Less: Net deferred loan orignation	(70)		(105)

Loans	$160,064		$134,666

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Balance at beginning of period	$2,236	$1,761	$2,088	$1,633

Provision charged to operations	155	142	275	277

Charge-offs	(62)	(9)	(66)	(20)
Recoveries	13	—	45	4

Net charge-offs	(49)	(9)	(21)	(16)

Balance at end of period	$2,342	$1,894	$2,342	$1,894

The following is a summary of nonperforming assets at the periods presented:

	June 30, 2003	December 31, 2002
	(In thousands)
Nonaccrual loans	$588	$80
Foreclosed assets	—	11

Total	$588	$91

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F—NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Service charges on deposit accounts	$234	$191	$464	$338
Mortgage operations	465	130	817	251
Investment brokerage fees	81	50	154	54
Increase in cash value of life insurance	81	45	162	91
Gain on sale of investment securities	28	51	28	51
Other	43	43	82	77

Total	$932	$510	$1,707	$862

The major components of other non-interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Data processing and other outside services	$239	$136	$390	$255
Office supplies and postage	65	39	116	78
Deposit and other insurance	19	28	90	75
Professional services	63	72	121	126
Advertising	23	70	69	121
Other	121	143	227	242

Total	$530	$488	$1,013	$897

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

Financial Condition at June 30, 2003 and December 31, 2002

During the six-month period ending June 30, 2003, our total assets increased by $31.6 million to $201.0 million from $169.4 million at December 31, 2002. At June 30, 2003, loans totaled $160.0 million, an increase of $25.4 million, or 18.86%, during the six months. Our loan portfolio had increases in real estate loans and commercial and industrial loans in the amounts of $22.3 million and $3.3 million, respectively. Loans to individuals have decreased by $302,000 to $9.1 million. Federal funds sold and interest-earning deposits increased by $786,000 to $6.6 million.

Our total liquid assets, which includes cash and due from banks, federal funds sold and interest-earning deposits at FHLB and investment securities, increased by $2.6 million during the six months, to $21.6 million or 10.72% of total assets at June 30, 2003 versus $18.9 million, or 11.18% of total assets, at December 31, 2002.

Customer deposits continue to be our primary funding source. At June 30, 2003, deposits totaled $155.2 million, an increase of $13.0 million, or 9.15%, from year-end 2002. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $18.5 million to $26.5 million at June 30, 2003.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2003, our shareholders’ equity totaled $13.5 million, an increase of $829,000 from the December 31, 2002 balance. This increase resulted principally from net income of $791,000 for the six months and the issuance of common stock from the exercising of stock options and related income tax benefit in the amount of $164,000. Off-setting these increases were net unrealized losses on available for sale securities and cash flow hedging activities in an aggregate amount of $127,000 for the six months ended June 30, 2003.

Comparison of Results of Operations for the

Three Months Ended June 30, 2003 and 2002

Net Income. Our net income for the three months ended June 30, 2003 was $400,000, an increase of $114,000 from net income of $286,000 for the same three-month period in 2002. Net income per share was $.18 diluted for the three months ended June 30, 2003, up from $.13 diluted for the same period in 2002. We have experienced strong growth, with total assets averaging $189.8 million during the current three-month period as compared to $154.4 million in the prior year period, an increase of 22.91%. In an environment of declining interest rates, our interest rate spread and net yield on average interest-earning assets decreased 15 basis points and 20 basis points, respectively. Increases in net interest income and non-interest income for the quarter ended June 30, 2003 of $160,000 and $422,000, respectively, exceeded increases of $13,000 in the provision for loan losses, $394,000 in non-interest expenses and $61,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $160,000, or 11.49%, to $1.6 million for the three months ended June 30, 2003. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $27.1 million, or 19.03%, during the three months ended June 30, 2003 as compared with the same period in 2002. Our average yield on total interest-earning assets decreased by 39 basis points from 6.13% to 5.74%. Our average total interest-bearing liabilities increased by $26.9 million, or 20.82%, consistent with our increase in interest-earning assets. Our percentage average cost of total interest-bearing liabilities decreased less than our yield on assets, declining 25 basis points from 2.47% to 2.22%. For the three months ended June 30, 2003, our net interest spread was 3.52% and our net interest margin was 3.70%. For the three months ended June 30, 2002, our net interest rate spread was 3.67% and our net interest margin was 3.90%.

Provision for Loan Losses. Our provision for loan losses for the three-months ended June 30, 2003 was $155,000, representing an increase of $13,000 from the $142,000 provision we made for the three months ended June 30, 2002. Our net loan charge-offs were $49,000 during the three months ended June 30, 2003, as compared with $9,000 of net loan charge-offs in the same period of 2002. At June 30, 2003, we had non-accrual loans in the amount of $588,000, while the allowance for loan losses increased to $2.3 million, or 1.46% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2002, we had nonaccrual loans in the amount of $80,000, while the allowance for loan losses stood at $2.1 million, or 1.55% of total loans.

Non-Interest Income. For the three months ended June 30, 2003, non-interest income increased $422,000, or 82.75%, to $932,000 from $510,000 for the same period the prior year. Increases for the three months ended June 30, 2003 include an increase of $43,000 in service charges and fees on deposit accounts as a result of deposit growth, and an increase of $335,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended June 30, 2003, total non-interest expenses increased $394,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $287,000, reflecting the addition of personnel to support growth as well as customary compensation increases. In addition, the current quarter includes a provision of $63,000 related to newly implemented deferred compensation arrangements. Occupancy and equipment expenses increased by $65,000, and increases in our other non-interest expenses amounted to $42,000. This increase relates primarily to the Company’s continued growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 29.70% and 27.41%, respectively, for the three months ended June 30, 2003 and 2002. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of nontaxable income from life insurance. For the three months ended June 30, 2003, our provision for income taxes was further reduced by recognition of deferred tax assets generated in periods prior to attaining profitability.

Comparison of Results of Operations for the

Six Months Ended June 30, 2003 and 2002

Net Income. Our net income for the six months ended June 30, 2003 was $791,000, an increase of $312,000 from net income of $479,000 for the same six-month period in 2002. Net income per share was $.36 diluted for the three months ended June 30, 2003, up from $.22 diluted for the same period in 2002. We have experienced strong growth, with total assets averaging $185.6 million during the current six-month period as compared to $147.6 million in the prior six-month period, an increase of 25.73%. In an environment of declining interest rates, our interest rate spread and net yield on average interest-earning assets decreased 13 basis points and 22 basis points, respectively. Increases in net interest income and non-interest income for the six-months ended June 30, 2003 of $394,000 and $845,000, respectively, combined with a $2,000 decrease in the provision for loan losses, exceeded increases of $751,000 in non-interest expenses and $178,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $394,000, or 15.11%, to $3.0 million for the six-months ended June 30, 2003. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $31.0 million, or 22.79%, during the first six-months of 2003 as compared with the same period in 2002. Our average yield on total interest-earning assets decreased by 35 basis points from 6.31% to 5.66%. Our average total interest-bearing liabilities increased by $30.5 million, or 24.88%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased 52 basis points from 2.72% to 2.20%. For the six-months ended June 30, 2003, our net interest spread was 3.46% and our net interest margin was 3.64%. For the six-months ended June 30, 2002, our net interest rate spread was 3.59% and our net interest margin was 3.86%.

Provision for Loan Losses. Our provision for loan losses for the six-months ended June 30, 2003 was $275,000, representing a decrease of $2,000 from the $277,000 provision we made for the six months ended June 30, 2002. Our net loan charge-offs were $21,000 during the six months ended June 30, 2003, as compared with $16,000 of net loan charge-offs in the same period of 2002. At June 30, 2003, we had non-accrual loans in the amount of $588,000, while the allowance for loan losses increased to $2.3 million, or 1.46% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2002, we had nonaccrual loans in the amount of $80,000, while the allowance for loan losses stood at $2.1 million, or 1.55% of total loans.

Non-Interest Income. For the first six months of 2003, non-interest income increased $845,000, or 98.03%, to $1.7 million from $862,000 for the same period the prior year. Increases for the six months ended June 30, 2003 include an increase of $126,000 in service charges and fees on deposit accounts as a result of deposit growth, an increase of $566,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment and an increase in brokerage related income of $100,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the six-months ended June 30, 2003, total non-interest expenses increased $751,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $526,000, reflecting the addition of personnel to support growth as well as customary compensation increases. In addition, the current period includes a provision of $126,000 related to newly implemented deferred compensation arrangements. Occupancy and equipment expenses increased by $109,000, and increases in our other non-interest expenses amounted to $116,000. This increase relates primarily to the Company’s continued growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 30.80% and 26.65%, respectively, for the six months ended June 30, 2003 and 2002. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of nontaxable income from life insurance. For the three months ended June 30, 2003, our provision for income taxes was further reduced by recognition of deferred tax assets generated in periods prior to attaining profitability.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, and investment securities. These aggregated $21.6 million at June 30, 2003 compared to $18.9 million at December 31, 2002. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $30.1 million from the Federal Home Loan Bank of Atlanta, with $26.5 million outstanding at June 30, 2003 and $8.0 million at December 31, 2002. We have increased our borrowings with the Federal Home Loan Bank to take advantage of the lower interest rates being offered. All borrowings must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2003, our capital to average asset ratio was 7.28%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory guidelines. Our Tier I risk-based capital ratio at June 30, 2003 was 10.41%.

Item 3. Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 1, 2003. Of 1,704,789 shares entitled to vote at the meeting, 1,201,342 shares voted. The following matters were voted on at the meeting:

Proposal 1:	To elect members of the Board of Directors listed below for three-year terms or until a successor has been elected and qualified (Annual Meeting of Shareholders in 2006). Votes for each nominee were as follows:

Name	For	Withheld
Dexter R. Barbee, Sr.	1,199,065	2,277
Thomas E. Chandler	1,199,857	1,485
James B. Crouch, Jr.	1,199,857	1,485
James H. Smith, Jr.	1,196,557	4,785

The following directors continue in office after the meeting: Randolph J. Cary, Jr., James R. Copland, III, Ralph M. Holt, Jr., R. Sam Hunt, III, Maxine H. O’Kelley, John K. Roberts, and Robert A. Ward.

Proposal 2:	The ratification of the appointment of Dixon Odom PLLC as the independent auditor for the Bank for the fiscal year ending December 31, 2003.

For	Against	Abstain
1,193,028	1,863	6,451

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 13, 2002.

Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998, filed with the FDIC.

Exhibit (10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the FDIC.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

Two reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

-	On May 8, 2003, the Company filed a Form 8-K with the SEC reporting operating results for the three months ended March 31, 2003.

-	On June 25, 2003, the Company filed a Form 8-K with the SEC announcing the approval of a six-for-five common stock split to be effected in the form of a 20% stock dividend. The stock dividend will be paid on August 15, 2003 to all shareholders of record on August 1, 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: August 13, 2003	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer