Form 10QSB
period 2003-09-30
MIDCAROLINA FINANCIAL CORP
filed 2003-11-14
CIK 1174872

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of November 3, 2003, the registrant had outstanding 2,064,956 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002 (*)
	(Amounts in thousands)
ASSETS
Cash and due from banks	$6,269	$2,974
Federal funds sold and interest-earning deposits at FHLB	5,656	5,858
Investment securities:
Available for sale	6,719	9,856
Held to maturity	250	250
Loans held for sale	3,219	6,541
Loans	165,707	134,666
Allowance for loan losses	(2,476)	(2,088)

NET LOANS	163,231	132,578
Investment in stock of FHLB of Atlanta	1,278	462
Investment in life insurance	6,500	5,268
Premises and equipment, net	4,267	4,122
Other assets	1,585	1,520

TOTAL ASSETS	$198,974	$169,429

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$23,666	$16,107
Interest-bearing demand	32,018	38,472
Savings	5,744	4,947
Time	94,501	82,649

TOTAL DEPOSITS	155,929	142,175

Borrowings	23,000	8,000
Trust preferred securities	5,000	5,000
Accrued expenses and other liabilities	1,139	1,573

TOTAL LIABILITIES	185,068	156,748

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—
Common stock, no par value, 80,000,000 shares authorized; 2,061,271 and 1,696,732 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	11,137	10,972
Retained earnings	2,800	1,566
Accumulated other comprehensive income (loss)	(31)	143

TOTAL SHAREHOLDERS’ EQUITY	13,906	12,681

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$198,974	$169,429

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$2,360	$2,143	$6,770	$6,003
Investment securities	75	136	254	403
Federal funds sold and interest-bearing deposits	14	12	84	174
Other	20	51	34	26

TOTAL INTEREST INCOME	2,469	2,342	7,142	6,606

INTEREST EXPENSE
Demand deposits	67	150	243	355
Savings	7	10	20	29
Time	485	588	1,518	1,901
Borrowings and trust preferred securities	265	71	714	190

TOTAL INTEREST EXPENSE	824	819	2,495	2,475

NET INTEREST INCOME	1,645	1,523	4,647	4,131

PROVISION FOR LOAN LOSSES	155	150	430	427

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,490	1,373	4,217	3,704

NON-INTEREST INCOME
Service charges on deposits accounts	261	209	725	547
Mortgage operations	648	259	1,465	510
Other (Note F)	202	139	628	412

TOTAL NON-INTEREST INCOME	1,111	607	2,818	1,469

NON-INTEREST EXPENSE
Salaries and employee benefits	1,249	809	3,139	2,173
Occupancy and equipment	128	138	516	417
Other (Note F)	571	514	1,584	1,411

TOTAL NON-INTEREST EXPENSE	1,948	1,461	5,239	4,001

INCOME BEFORE INCOME TAXES	653	519	1,796	1,172

INCOME TAXES	210	148	562	322

NET INCOME	$443	$371	$1,234	$850

NET INCOME PER COMMON SHARE
Basic	$.22	$.18	$.60	$.42

Diluted	$.20	$.17	$.56	$.40

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands)
Net income	$443	$371	$1,234	$850

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(142)	124	(138)	146
Tax effect	52	(47)	51	(54)
Reclassification of gains recognized in net income	—	—	(28)	(51)
Tax effect	—	—	10	18

Net of tax amount	(90)	77	(105)	59

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	70	—	(108)	—
Tax effect	(25)	—	39	—

Net of tax amount	45	—	(69)	—

Total other comprehensive income (loss)	(45)	77	(174)	59

Comprehensive income	$398	$448	$1,060	$909

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)

Balance at December 31, 2002	1,696,732	$10,972	$1,566	$143	$12,681

Net income	—	—	1,234	—	1,234

Other comprehensive loss, net of tax	—	—	—	(174)	(174)

Effect of 6-for-5 stock split	339,308	—	—	—	—

Common stock issued pursuant to:

Stock options exercised	25,171	110	—	—	110

Current income tax benefit	—	54	—	—	54

Stock awards	60	1	—	—	1

Balance at September 30, 2003	2,061,271	$11,137	$2,800	$(31)	$13,906

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,234	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343	316
Provision for loan losses	430	427
Gain on sale of investment securities available for sale	(28)	(51)
Loss on disposal of foreclosed assets	4	—
Decrease in mortgage loans held for sale	3,322	510
Change in assets and liabilities:
(Increase) decrease in other assets	(65)	33
Increase (decrease) in accrued expenses and other liabilities	(387)	91

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,853	2,176

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(1,117)	(4,733)
Maturities and calls on investment securities available for sale	1,882	4,009
Principal paydowns on investment securities available for sale	1,536	1,237
Sales of investment securities available for sale	642	1,587
Investment in life insurance	(1,232)	(127)
Net increase in loans from originations and principal repayments	(31,357)	(21,042)
Purchase of FHLB stock	(816)	(85)
Purchases of premises and equipment	(432)	(280)
Proceeds from sale of foreclosed assets	270	—

NET CASH USED BY INVESTING ACTIVITIES	(30,624)	(19,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,754	19,941
Net increase in borrowings	15,000	3,000
Proceeds from stock options exercised	110	128

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,864	23,069

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,093	5,811
CASH AND CASH EQUIVALENTS, BEGINNING	8,832	4,034

CASH AND CASH EQUIVALENTS, ENDING	$11,925	$9,845

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiaries, MidCarolina I, a trust for the trust preferred securities, and MidCarolina Bank (the “Bank”) and its wholly-owned subsidiary, MidCarolina Investment Corporation, which through an unaffiliated broker-dealer, provides customers of the Bank with products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2003, loan commitments were as follows (in thousands):

Commitments to extend credit	$22,582
Undisbursed lines of credit	22,164
Commitments to sell loans held for sale	3,219

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

On June 25, 2003, the Company’s directors approved a six for five stock split, effected as a 20% stock dividend, which was distributed August 15, 2003 to shareholders of record as of August 1, 2003. All per share amounts have been restated to include the effects of this stock split.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	2,059,174	2,020,841	2,049,018	2,014,327
Effect of dilutive stock options	172,606	113,971	153,539	132,379

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,231,780	2,134,812	2,202,557	2,146,706

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note D - Stock Compensation Plans

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$443	$371	$1,234	$850
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(10)	(25)	(25)	(75)

Pro forma	$433	$346	$1,209	$775

Basic earnings per share:
As reported	$.22	$.18	$.60	$.42
Pro forma	.21	.17	.59	.38
Diluted earnings per share:
As reported	$.20	$.17	$.56	$.40
Pro forma	.19	.16	.55	.36

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At September 30, 2003		At December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$124,978	75.45%	$97,831	72.59%
Commercial and industrial loans	30,654	18.45%	27,501	20.41%
Loans to individuals	10,113	6.10%	9,439	7.00%

Subtotal	165,745	100.00%	134,771	100.00%

Less: Net deferred loan origination fees	(38)		(105)

Loans	$165,707		$134,666

An analysis of the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Balance at beginning of period	$2,342	$1,894	$2,088	$1,633

Provision charged to operations	155	150	430	427

Charge-offs	(23)	(30)	(89)	(50)
Recoveries	2	5	47	9

Net charge-offs	(21)	(25)	(42)	(41)

Balance at end of period	$2,476	$2,019	$2,476	$2,019

The following is a summary of nonperforming assets at the periods presented:

	September 30, 2003	December 31, 2002
	(In thousands)
Nonaccrual loans	$704	$80
Foreclosed assets	—	11

Total	$704	$91

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Investment brokerage fees	$74	$56	$228	$110
Increase in cash surrender value of life insurance	82	46	244	137
Gain on sale of investment securities available for sale	—	—	28	51
Other	46	37	128	114

Total	$202	$139	$628	$412

The major components of other non-interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Data processing and other outside services	$163	$130	$553	$385
Office supplies and postage	75	56	191	134
Deposit and other insurance	42	51	132	105
Professional services	125	59	246	185
Advertising	37	96	106	217
Other	129	122	356	385

Total	$571	$514	$1,584	$1,411

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

Financial Condition at September 30, 2003 and December 31, 2002

During the nine-month period ending September 30, 2003, our total assets increased by $29.5 million or 17.4%, to $199.0 million from $169.4 million at December 31, 2002. At September 30, 2003, loans totaled $165.7 million, an increase of $31.0 million, or 23.1%, during the nine months. Our loan portfolio had increases in real estate loans and commercial and industrial loans in the amounts of $27.1 million and $3.2 million, respectively. Loans to individuals have increased by $674,000 to $10.1 million. Federal funds sold and interest-earning deposits decreased $202,000 to $5.7 million.

Our total liquid assets, which includes cash and due from banks, federal funds sold and interest-earning deposits at FHLB and investment securities available-for-sale, decreased by $44,000 during the nine months, to $18.6 million or 9.4% of total assets at September 30, 2003 versus $18.7 million, or 11.0% of total assets, at December 31, 2002.

Customer deposits continue to be our primary funding source. At September 30, 2003, deposits totaled $155.9 million, an increase of $13.8 million, or 9.7%, from year-end 2002. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $15 million to $23 million at September 30, 2003.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2003, our shareholders’ equity totaled $13.9 million, an increase of $1.2 million from the December 31, 2002 balance. This increase resulted principally from net income of $1.2 million for the nine months and the issuance of common stock from the exercising of stock options and related income tax benefit in the amount of $164,000. Off-setting these increases were net unrealized losses on available for sale securities and cash flow hedging activities in an aggregate amount of $174,000 for the nine months ended September 30, 2003.

Comparison of Results of Operations for the

Three Months Ended September 30, 2003 and 2002

Net Income. Our net income for the three months ended September 30, 2003 was $443,000, an increase of $72,000, or 19.4%, compared to net income of $371,000 for the same three-month period in 2002. Net income per share was $.20 diluted for the three months ended September 30, 2003, up from $.17 diluted for the same period in 2002. We have experienced strong growth, with total assets averaging $198.0 million during the current three-month period as compared to $160.9 million in the prior year period, an increase of 23.1%. In an environment of declining interest rates, our interest rate spread and net yield on average interest-earning assets decreased 90 basis points and 77 basis points, respectively. Increases in net interest income and non-interest income for the quarter ended September 30, 2003 of

$122,000 and $504,000, respectively, exceeded increases of $5,000 in the provision for loan losses, $487,000 in non-interest expenses and $62,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $122,000, or 8.0%, to $1.6 million for the three months ended September 30, 2003. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $28.6 million, or 19.1%, during the three months ended September 30, 2003 as compared with the same period in 2002. Our average yield on total interest-earning assets decreased by 72 basis points from 6.22% to 5.50%. Our average total interest-bearing liabilities increased by $27.4 million, or 20.3%, consistent with our increase in interest-earning assets. Our percentage average cost of total interest-bearing liabilities decreased less than our yield on assets, declining 40 basis points from 2.41% to 2.01%. For the three months ended September 30, 2003, our net interest spread was 3.49% and our net interest margin was 3.67%. For the three months ended September 30, 2002, our net interest rate spread was 3.81% and our net interest margin was 4.04%.

Provision for Loan Losses. Our provision for loan losses for the three-months ended September 30, 2003 was $155,000, representing an increase of $5,000 from the $150,000 provision we made for the three months ended September 30, 2002. Our net loan charge-offs were $21,000 during the three months ended September 30, 2003, as compared with $25,000 of net loan charge-offs in the same period of 2002. At September 30, 2003, we had non-accrual loans in the amount of $704,000, while the allowance for loan losses increased to $2.5 million, or 1.49% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2002, we had nonaccrual loans in the amount of $80,000, while the allowance for loan losses stood at $2.1 million, or 1.55% of total loans.

Non-Interest Income. For the three months ended September 30, 2003, non-interest income increased $504,000, or 83.0%, to $1.1 million from $607,000 for the same period the prior year. Increases for the three months ended September 30, 2003 include an increase of $52,000 in service charges and fees on deposit accounts as a result of deposit growth, and an increase of $389,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment. Other non-interest income increased $63,000 to $202,000 for the three months ended September 30, 2003.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended September 30, 2003, total non-interest expenses increased $487,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $440,000, reflecting the addition of personnel to support growth as well as customary compensation increases and a provision of $118,000 related to recently implemented deferred compensation arrangements. Occupancy and equipment expenses and other non-interest expenses increased $47,000, primarily as a result of the Company’s continued growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 32.16% and 28.52%, respectively, for the three months ended September 30, 2003 and 2002. Our tax rate for the 2002 period was below statutory federal and state income tax rates principally as a result of nontaxable income from life insurance.

Comparison of Results of Operations for the

Nine Months Ended September 30, 2003 and 2002

Net Income. Our net income for the nine months ended September 30, 2003 was $1.2 million, an increase of $384,000, or 45.2% from net income of $850,000 for the same nine-month period in 2002. Net income per share was $.56 diluted for the nine months ended September 30, 2003, up from $.40 diluted for the same period in 2002. We have experienced strong growth, with total assets averaging $189.8 million during the current nine-month period as compared to $152.1 million in the prior nine-month period, an increase of 24.8%. In an environment of declining interest rates, our interest rate spread and net yield on average interest-earning assets decreased 43 basis points, respectively. Increases in net interest income and non-interest income for the nine-months ended September 30, 2003 of $516,000 and $1.3 million, respectively, exceeded increases of $1.2 million in non-interest expenses, a $3,000 increase in the provision for loan losses and $240,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $516,000, or 12.5%, to $4.6 million for the nine months ended September 30, 2003. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $30.2 million, or 21.5%, during the first nine months of 2003 as compared with the same period in 2002. Our average yield on total interest-earning assets decreased by 69 basis points from 6.28% to 5.59%. Our average total interest-bearing liabilities increased by $29.5 million, or 23.2%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased 47 basis points from 2.61% to 2.14%. For the nine months ended September 30, 2003, our net interest spread was 3.46% and our net interest margin was 3.64%. For the nine-months ended September 30, 2002, our net interest rate spread was 3.67% and our net interest margin was 3.93%.

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2003 was $430,000, representing an increase of $3,000 from the $427,000 provision we made for the nine months ended September 30, 2002. Our net loan charge-offs were $42,000 during the nine months ended September 30, 2003, as compared with $41,000 of net loan charge-offs in the same period of 2002. At September 30, 2003, we had non-accrual loans in the amount of $704,000, while the allowance for loan losses increased to $2.5 million, or 1.49% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2002, we had nonaccrual loans in the amount of $80,000, while the allowance for loan losses stood at $2.1 million, or 1.55% of total loans.

Non-Interest Income. For the first nine months of 2003, non-interest income increased $1.3 million, or 91.8%, to $2.8 million from $1.5 million for the same period the prior year. Increases for the nine months ended September 30, 2003 include an increase of $178,000 in service charges and fees on deposit accounts as a result of deposit growth, an increase of $955,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment and an increase in brokerage related income of $118,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the nine months ended September 30, 2003, total non-interest expenses increased $1.2 million, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $966,000, reflecting the addition of personnel to support growth as well as customary compensation increases and a provision of $245,000 related to newly implemented deferred compensation arrangements. Occupancy and equipment expenses increased by $99,000, and increases in our other non-interest expenses amounted to $173,000. This increase relates primarily to the Company’s continued growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 31.30% and 27.48%, respectively, for the nine months ended September 30, 2003 and 2002. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of nontaxable income from life insurance.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated fundings of credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash and due from banks, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $22.1 million at September 30, 2003 compared to $25.5 million at December 31, 2002. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $40 million from the Federal Home Loan Bank of Atlanta, with $23 million outstanding at September 30, 2003, and $8 million at December 31, 2002. We have increased our borrowings with the Federal Home Loan Bank to take advantage of the lower interest rates being offered. All borrowings must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2003, our capital to average asset ratio was 6.99%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory guidelines. Our Tier I risk-based capital ratio at September 30, 2003 was 10.08%.

Item 3. Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 13, 2002.

Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998, filed with the FDIC.

Exhibit (10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the FDIC.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

Two reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

-	On August 1, 2003, the Company filed a Form 8-K with the SEC reporting operating results for the three and six months ended June 30, 2003.

-	On August 1, 2003, the Company filed a Form 8-K with the SEC announcing the resignation of David Spencer as Chief Financial Officer of the Company and the hiring of Christopher B. Redcay to fill the office of Chief Financial Officer of the Company.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: November 13, 2003	By:	/s/ Randolph J. Cary, Jr.

Randolph J. Cary, Jr. President and Chief Executive Officer

Date: November 13, 2003	By:	/s/ Christopher B. Redcay

Christopher B. Redcay Chief Financial Officer