Form 10KSB
period 2003-12-31
MIDCAROLINA FINANCIAL CORP
filed 2004-03-29
CIK 1174872

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 000-49848

MIDCAROLINA FINANCIAL CORPORATION

(Name of Small Business Issuer in Its Charter)

North Carolina	56-2006811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3101 South Church Street Burlington, North Carolina	27215
(Address of Principal Executive Offices)	(Zip Code)

(336) 538-1600

(Issuer’s Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act:

common stock, no par value

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $13.2 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $23.8 million based on the closing price of the common stock on March 9, 2003 of $16.25.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 2,074,674 shares of common stock, no par value, as of March 9, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of MidCarolina Bank for the year ended December 31, 2003 (the “2003 Annual Report”), incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders of MidCarolina Financial Corporation, to be held on May 20, 2004 (the “Proxy Statement”), are incorporated by reference into Part III.

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share data)

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Total interest income	$9,652	$8,982	$9,199	$8,222	$5,445
Total interest expense	3,298	3,338	4,879	4,580	2,790

Net interest income	6,354	5,644	4,320	3,642	2,655
Provision for loan losses	586	573	735	540	428

Net interest income after provision	5,768	5,071	3,585	3,102	2,227
Noninterest income	3,575	2,091	1,382	574	482
Noninterest expense	6,845	5,398	4,049	3,208	2,586

Income before income taxes	2,498	1,764	918	468	123
Provision for income taxes	835	489	151	—	—

Net income (loss)	$1,663	$1,275	$767	$468	$123

Per Share Data (1):
Earnings per share – basic	$0.81	$0.63	$0.38	$0.23	$0.06
Earnings per share – diluted	0.75	0.59	0.37	0.22	0.06

Cash dividends declared	—	—	—	—	—
Market price
High	20.00	12.40	12.50	10.04	11.36
Low	11.17	11.46	6.63	6.63	7.07
Close	17.57	11.88	12.12	6.94	9.15
Book value	6.98	6.19	5.53	5.08	4.73

Weighted average shares outstanding

Basic	2,052,799	2,019,335	2,003,071	2,002,651	2,000,460

Diluted	2,209,350	2,157,101	2,126,773	2,092,151	2,115,181

Selected Year-End Balance Sheet Data:
Total assets	$212,561	$169,429	$137,471	117,402	86,270
Loans, held to maturity	178,913	134,666	114,424	89,903	60,109
Allowance for loan losses	2,522	2,088	1,633	1,319	936

Intangible assets	—	—	—	—	—
Deposits	151,982	142,175	120,413	102,748	74,635
Short-term borrowings	18,500	—	1,000	—	—
Long-term debt	26,500	13,000	4,000	4,000	—
Shareholders’ equity	14,411	12,681	11,096	10,163	9,487

Selected Average Balances:
Total assets	$192,822	$157,437	128,632	103,499	77,077
Loans, net	160,041	118,702	100,816	75,775	51,306
Total interest-earning assets	177,780	144,870	119,086	96,027	70,433
Deposits	150,962	138,765	113,356	90,372	67,147
Total interest-bearing liabilities	158,961	131,171	106,028	85,364	61,612
Shareholders’ equity	13,665	11,833	10,679	9,745	9,559

Selected Performance Ratios:
Return on average assets	0.86%	0.81%	0.60%	0.45%	0.16%
Return on average equity	12.17%	10.77%	7.18%	4.80%	1.29%
Net interest spread	3.35%	3.66%	3.12%	3.20%	3.02%
Net interest margin	3.57%	3.90%	3.63%	3.79%	3.90%
Noninterest income to average assets	1.85%	1.33%	1.07%	0.55%	0.63%
Noninterest expense to average assets	3.55%	3.43%	3.15%	3.10%	3.36%

Efficiency ratio	68.94%	69.79%	71.01%	76.09%	82.44%

Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.32%	0.06%	0.65%	0.00%	0.00%
Allowance for loan losses to period-end loans	1.41%	1.55%	1.43%	1.47%	1.56%
Allowance for loan losses to nonperforming loans	428.18%	2610.00%	218.61%	NM	NM
Nonperforming assets to total assets	0.29%	0.05%	0.54%	0.00%	0.00%
Net loan charge-offs to average loans	0.09%	0.10%	0.42%	0.21%	-0.01%

Capital Ratios:
Total risk-based capital	9.89%	10.28%	9.45%	10.81%	15.17%
Tier 1 risk-based capital	13.06%	12.05%	10.70%	12.06%	16.42%
Leverage ratio	9.51%	9.59%	8.60%	9.82%	12.66%
Equity to assets ratio	6.78%	7.48%	8.07%	8.66%	11.00%

Other Data:
Number of banking offices	6	4	4	3	2
Number of full time equivalent employees	63	41	33	33	25

(1)	All per share data has been restated to reflect the effects of a stock split effected in the form of a 25% stock dividend in 1999, a stock split effected in the form of a 20% stock dividend in 2001, a stock split effected in the form of a 10% stock dividend in 2002, and a stock split effected in the form of a 20% stock dividend in 2003.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

MidCarolina Financial Corporation (the “Company”) was formed in 2002 to serve as a holding company for MidCarolina Bank (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the bank holding company laws of North Carolina. The Company’s office is located at 3101 South Church Street, Burlington, North Carolina 27216. The Company’s principal source of income is earnings on investments. In addition, the Company will receive any dividends that are declared and paid by the Bank on its capital stock.

The Bank was incorporated under the laws of North Carolina on May 30, 1997 and began operations on August 14, 1997 as a North Carolina chartered commercial bank. The Bank is engaged in general commercial banking primarily in Alamance and Guilford Counties, in the state of North Carolina, and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

As a North Carolina bank, the Bank is subject to examination and regulation by the FDIC and the Commissioner of Banks, North Carolina Department of Commerce (the “Commissioner”). The Bank is further subject to certain regulations of the Federal Reserve governing reserve requirements to be maintained against deposits and other matters. The business and regulation of the Bank are also subject to legislative changes from time to time. See “SUPERVISION AND REGULATION.”

The Bank’s primary market area is Alamance County, North Carolina. The Bank’s main office and Cum-Park office are located in Burlington, North Carolina; it has one full-service branch in Graham, North Carolina, one loan origination office located in Greensboro, North Carolina that opened in April 2003 and one mortgage production office in Raleigh, North Carolina that opened in March 2003. The Bank has limited service offices in the Alamance Regional Medical Center, that opened in June 2002 and the Village of Brookwood Retirement Center that opened in July 2003, both of which are located in Burlington, North Carolina. The Bank’s loans and deposits are primarily generated from the areas where its offices are located.

The Bank’s primary source of revenue is interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. The Bank’s current lending strategy is to establish market share throughout Alamance and Guilford Counties, with an emphasis in Burlington, Graham and Greensboro, North Carolina. At December 31, 2003, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $3.3 million.

Interest and dividend income from investment activities generally provide the second largest source of income to the Bank after interest on loans. During 2003, with interest rates positioned near record low levels for investment securities and other short-term liquid investments, the Bank chose to deploy more of its funds into higher yielding loans. The interest and dividends on the investment portfolio therefore declined considerably during 2003.

Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. The Bank also utilizes alternative sources of funds such as Certificates of Deposit raised over the Internet and borrowings from FHLB, Atlanta, Georgia.

Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. The Bank’s savings deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.

The Bank is the sole banking subsidiary of the Company. Two Trusts (MidCarolina I and MidCarolina Trust II) have been formed as subsidiaries to the Company to facilitate the infusion of Trust Preferred Securities as a form of non-dilutive equity into the Bank. The majority of the Company’s operations are located at the Bank level. Throughout this Annual Report, results of operations will be discussed by referring to the Bank’s operations, unless a specific reference is made to the Company and its operating results other than from the Bank.

The Bank continues to experience steady growth since its formation in 1997. The Bank’s assets totaled $212.6 million, $169.4 million and $137.5 million as of December 31, 2003, 2002 and 2001, respectively. Net income for the year ended December 31, 2003 was $1.7 million, or $0.75 per diluted share, compared with $1.3 million, or $0.59 per diluted share for the year ended December 31, 2002. The per share amounts have been adjusted to reflect the 6-for-5 stock split effective August 15, 2003.

At December 31, 2003, the Company had total assets of $212.6 million, net loans of $178.9 million, deposits of $152.0 million, investment securities, available-for-sale of $7.7 million and shareholders’ equity of $14.4 million.

Subsidiaries

Other than the Bank, the Company has two trust subsidiaries: MidCarolina I and MidCarolina Trust II. The Bank has one subsidiary, MidCarolina Investments, Inc. MidCarolina Investments engages in general securities brokerage and offers insurance and other financial services through a contract arrangement with a third-party provider.

Employees

At December 31, 2003, the Bank had 63 full-time equivalent employees.

Competition and Market Area

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in its primary market area, including large financial institutions, which have greater financial and marketing resources available to them. At December 31, 2003, there were 13 depository institutions with 43 offices in Alamance County. The Bank had a deposit market share of 8% in Alamance County. The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Bank’s competition for real estate loans is from savings institutions, commercial banks, and mortgage banking companies. It competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers. Competition is increasing as a result of the reduction of restrictions on the interstate operations of financial institutions.

The Bank’s primary market area is Alamance County, North Carolina. The population of Alamance County is 135,453 and the per capita income is $24,836. Alamance County has a diverse economy with no concentration in any specific industry. Major businesses and industries in the area are LabCorp, a laboratory that provides specialized testing services for the medical industry, Alamance Health Services, Elon College, GKN Automotive, a manufacturer of automobile drive shafts, and West Point Stevens, a textile manufacturer.

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

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank that is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2003.

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

North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. The Bank may pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

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

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2003, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination that was conducted during December 2001.

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

Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or the acquirer will be the largest shareholder after the acquisition.

Federal Securities Law. The Company has registered its common stock with the Securities and Exchange Commission (the “SEC”) pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

Loans to One Borrower. The Bank is subject to the Commissioner’s loans to one borrower limits, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this new legislation on public companies, including us, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Bank’s main office is located at 3101 South Church Street, Burlington, North Carolina. The Bank also has full-service branch offices located at Cum-Park Plaza, 2214 North Church Street, Burlington, and 842 South Main Street, Graham, North Carolina. The Bank also occupies space in the Alamance Regional Medical Center in Burlington from which it operates a limited-service office as well as a limited-service office located in the Village of Brookwood Retirement Center located in Burlington, North Carolina. The Bank also operates a loan production office located in the Friendly Shopping Center in Greensboro, North Carolina and a mortgage production facility in Raleigh, North Carolina and an in-house mortgage operations facility in Burlington, North Carolina. The Cum-Park Plaza office property, the Greensboro loan production office and the Bank’s in-house mortgage operations facility located in Burlington, are leased.

The total net book value of the Bank’s furniture, fixtures, leasehold improvements, and equipment at December 31, 2003 was approximately $4.2 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance. Additional information about this property is set forth in Note (F) to the Consolidated Financial Statements contained in this Form 10-KSB, which note is incorporated herein by reference. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as Other Real Estate Owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2003, the Bank had no assets classified as Other Real Estate Owned.

ITEM 3. LEGAL PROCEEDINGS

In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine litigation that is incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There currently is a limited local trading market for the Company’s common stock, and there can be no assurance that a more active market will develop. The Company’s common stock is traded over-the-counter with quotations available on the National Daily Quotation Services “Bulletin Board” under the symbol “MFC1.” Scott & Stringfellow is the market maker for the Company’s common stock. There were 1,151 stockholders of record as of December 31, 2003, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the over-the-counter market quotations for the Company’s or the Bank’s common stock, as appropriate, for the year-ended December 31, 2003 and 2002. The quotations, which have been adjusted to reflect stock splits in the form of stock dividends in 2003 and 2002, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2003
First quarter	$12.25	$11.17
Second quarter	$15.47	$11.79
Third quarter	$20.00	$15.54
Fourth quarter	$18.50	$16.25

2002
First quarter	$12.25	$10.98
Second quarter	$12.08	$11.17
Third quarter	$12.18	$11.46
Fourth quarter	$12.18	$11.46

See “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above for regulatory restrictions which limit the ability of the Bank to pay dividends. Neither the Company nor the Bank has paid any cash dividends to stockholders from the time either began operations through December 31, 2003. Management believes that the most effective use of its capital is to retain it for the purpose of supporting continued growth in earning assets.

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

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and the Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the SEC. The Company undertakes no obligation to update any forward-looking statements.

EXECUTIVE OVERVIEW

Significant accomplishments

In the opinion of MidCarolina’s management, the Corporation’s most significant accomplishments during 2003, which are discussed in more detail in this Item 6, were as follows:

•	Total loans, held to maturity increased 26.7%

•	Total real estate loans increased 40.5%

•	Commercial and industrial loans increased 12.3%

•	Average non-interest bearing deposits increased 37.1%

•	Mortgage banking income increased 120.8%

•	Core non-interest income increased 77.0%

•	Total mortgage originations reached a record $99.3 million

•	The Green Valley loan production office was opened in Greensboro, NC during March 2003

•	The Village of Brookwood Retirement Center office was opened in June 2003, in Burlington, NC

Challenges

MidCarolina has achieved significant growth without the advent of acquisitions or mergers since first opening it0s doors in 1997. The financial industry in general is faced with many uncertainties and challenges. As management plans its strategic goals and objectives, future expectations of economic activity and how these uncertainties could impact the company’s performance must be taken into consideration. The challenges, which are most likely to have an impact on the operations of the company in the foreseeable future, are presented below:

•	Sustaining profitable growth

•	Improving efficiency

•	Volatility in mortgage banking business

•	Competition from bank and non-bank entities

•	Fierce price competition

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

FINANCIAL CONDITION

DECEMBER 31, 2003 AND 2002

The Company reported strong asset growth during 2003, with total assets increasing by $43.1 million, or 25.5%, to $212.6 million at year-end. This growth was principally reflected in increased loans. Loans, excluding those held for sale, increased by $44.2 million, or 32.9%, from $134.7 million at the beginning of the year to $178.9 million at year end. Investment securities decreased by $2.1 million, or 21.5%, from $10.1 million to $8.0 million. The increase in loans was composed principally of increases of $27.2 million and $10.5 million, respectively, in commercial mortgage loans and residential mortgage loans, two areas of lending the Company targets and intends to continue targeting in the future. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities, were 7.8% of total assets, at December 31, 2003, a decrease of 3.4% from 2002. The Bank, as a member of the FHLB of Atlanta, has an investment of $1.8 million in FHLB stock. The Bank’s investment in life insurance, which is used to offset the cost of employee benefit plans, increased by $1.3 million during 2003 to $6.5 million, due to an increase in participants in certain employee benefit plans.

Deposits increased $9.8 million during 2003. Non-interest-bearing demand accounts increased $2.8 million, or 17.2%, money market and NOW accounts decreased $5.8 million, or 15.1%, and time deposits increased $11.8 million or 14.3%. The decrease in money market and NOW accounts resulted principally from the closing in September 2003of a single account maintaining an $18 million balance that was associated with a liquid trust.

The Bank also used the wholesale certificate of deposit (“CD”) market and the FHLB of Atlanta, Georgia as funding sources during 2003 because of the increased loan demand as discussed above. Borrowings from the FHLB increased from $8.0 million at the end of 2002 to $36.5 million at December 31, 2003, while wholesale CD’s comprised approximately 28.0% of total CD balances. Typically wholesale CD’s have similar terms to CD’s issued in the Bank’s local markets, with rates marginally lower than local market CD rates.

Total shareholders’ equity increased by $1.7 million, or 13.6%, during 2003. All capital ratios continue to place the Bank in excess of the minimum required to be a well-capitalized bank by regulatory measures. The Company issued $3.5 million in Trust Preferred Securities during the fourth quarter 2003, in anticipation of continued significant growth in future, so as to remain “well capitalized” under regulatory capital guidelines in future years without diluting existing shareholders’ ownership. The Trust Preferred Securities should provide sufficient capital to retain a “well-capitalized” designation as defined by regulatory capital guidelines for future years. See “RECENT ACCOUNTING PRONOUNCEMENTS” for additional discussions of the qualification of the Trust Preferred Securities as regulatory capital. At December 31, 2003, the Bank was well capitalized.

NET INTEREST INCOME

Similar to most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2003, 2002 and 2001; average interest-earning assets were $177.8 million, $144.9 million, and $119.1 million, respectively. During these same years, the Bank’s net yields on average interest-earning assets were 3.57%, 3.90% and 3.63%, respectively. The decrease in net yields from 2002 to 2003 is a reflection of competitive pressures, and the interest rate environment. The Bank’s balance sheet is positioned for an increase in interest rates. When interest rates begin to increase, the Bank’s earnings and net yields should show improvement.

Table 2, following this discussion, “Average Balances and Net Interest Income”, presents an analysis of the Bank’s net interest income for 2003 and 2002.

Table 3, following this discussion, “Volume and Rate Variance Analysis”, illustrates that the change in the average volume of loans and deposits was the predominant factor in the higher amount of net interest income realized by the Bank in 2003, which increased because of higher loan demand as compared to 2002.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

Overview. The Company reported net income of $1.7 million or $0.75 per diluted share for the year ended December 31, 2003, compared with net income of $1.3 million or $0.59 per diluted share for 2002, an improvement of $388,000 or $0.16 per diluted share. Net interest income increased $710,000, or 12.6%, in 2003, while non-interest income increased by $1.5 million, or 71.0%. This combined growth in income out paced the 26.8% increase in non-interest expense, which totaled $6.8 million in 2003 compared to $5.4 million in 2002.

Net Interest Income. Net interest income increased to $6.4 million for the year ended December 31, 2003, a $710,000 or 12.6% increase from $5.6 million earned in 2002. Total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the continued trend of near historic low interest rates throughout the period. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely, a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $32.9 million, or 22.7%, during 2003 compared to 2002, while the average yield dropped by 77 basis points from 6.20% to 5.43%. Average total interest-bearing liabilities increased by $27.8 million, or 21.2%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 47 basis points from 2.54% to 2.07%. With the yield on earning assets dropping more significantly than the cost of interest bearing liabilities, the Bank’s net interest margin decreased by 33 basis points. For the year ended December 31, 2003, the net interest margin was 3.57%, while for the year ended December 31, 2002, the net interest margin was 3.90%.

Provision for Loan Losses. The Bank recorded $586,000 as the provision for loan losses in 2003, an increase of $13,000 from the $573,000 provision made in 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2003 and 2002 the provision for loan losses was made principally in response to growth in loans as total loans outstanding, net of loans held for sale, increased by $44.2 million in 2003 and by $20 million in 2002. At December 31, 2003, the allowance for loan losses was $2.5 million, an increase of $434,000, or 20.8%, from the $2.1 million at the end of 2002. The allowance represents 1.41% and 1.48%, respectively, of loans outstanding at the end of 2003 and 2002, net of loans held for sale. At both December 31, 2003 and 2002, the Bank had $589,000 and $80,000, respectively in non-accrual loans. The increase in non-accrual loans is a reflection of the aggregate increase in the Bank’s loan portfolio, and is proportionate to the portfolio’s size. It is management’s opinion that reserve levels are adequate.

Non-Interest Income. Non-interest income increased to $3.6 million for the year ended December 31, 2003 compared to $2.1 million for the year ended December 31, 2002, an increase of $1.5 million, or 71.0%. Since inception, the Bank has actively pursued sources of non-interest income, including income from investment service activities and mortgage operations. Mortgage operations income increased to $1.8 million in 2003, from $800,000 in 2002. Service charges on deposit accounts in 2003 were $1.0 million, an increase of $235,000, or 30.0%, compared to $782,000 in 2002. The increase in mortgage operations reflects the very active refinance market during 2003 as interest rates remained at near historic low levels. Mortgage operations income was also favorably impacted by management’s decision to open a mortgage origination facility in Raleigh, North Carolina during 2003. The mortgage origination facility is networked with Internet loan application services, and is accessible by potential borrowers throughout six states. Should interest rates begin to increase, it is management’s opinion that refinance activity will significantly slow. However, it is expected that the Bank’s mortgage operation’s income will not slow proportionately due to the Internet loan application services. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2003 and 2002.

Non-Interest Expenses. Non-interest expenses totaled $6.8 million for the year ended December 31, 2003, an increase of $1.4 million over the $5.4 million reported for 2002. Substantially all of this increase resulted from the Bank’s growth and development during 2003 and 2002. Personnel costs increased by $1.2 million in 2003, primarily due to the hiring of new personnel to staff the Loan Production Office opened in Greensboro, NC, the Mortgage Loan Origination Facility opened in Raleigh, NC, the Village of Brookwood limited service office opened in Burlington, NC and the hiring of a full time Chief Financial Officer. Commissions paid on mortgage operations increased $389,000 during 2003. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2003 and 2002.

Income Taxes. The provision for income tax was $835,000 in 2003 and $489,000 in 2002. The tax rates were 33.4% and 27.7%, respectively, on income before income taxes. In 2002 the effective rate of income tax was reduced as a result of recognition of previously reserved deferred income tax assets generated during the Bank’s early years of operations. Tax rates for future years should reflect a more fully taxable institution.

LIQUIDITY

The Bank’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. At December 31, 2003, the Bank had credit availability with the FHLB of $43.7 million, with $36.5 million outstanding.

Total deposits were $152.0 million and $142.2 million at December 31, 2003 and 2002, respectively. As discussed previously, the Bank incurred an $18 million withdrawal during September 2003 resulting from the closing of a liquid trust. Excluding that transaction, the Bank’s deposits increased approximately 22%. Because the Bank’s deposit growth was not sufficient in amount to meet the total funding needs of the Bank’s asset growth, the Bank looked to alternative funding sources during 2003. In light of compacting spreads and margins during 2003 the Bank found it less costly to access FHLB lines of credit and utilize Internet CD’s rather than compete for finite, higher cost of funds sources within its local markets. The Bank will continue to evaluate all funds sources for cost, accessibility, dependability and efficiency.

At December 31, 2003 and 2002, time deposits represented 62.2% and 58.1%, respectively, of the Bank’s total deposits. Certificates of deposit of $100,000 or more represented 19.9% and 23.4%, respectively, of the Bank’s total deposits at December 31, 2003 and 2002. At December 31, 2003, the Bank had $2.3 million in public deposits and no brokered time deposits. Management believes that most other time deposits are relationship-oriented. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Bank will utilize non-local market funding sources such as Internet CD’s, wholesale NOW accounts, CDARS deposit placement network (a new innovation that allows banks to offer up $1.5 million of FDIC insurance per depositor by networking with other banks within the CDARS system), FHLB advances and brokered deposits as a less costly funds source to compliment the Bank’s local market deposits. Deposits, loan repayments, mortgage backed securities prepayments, bond maturities, FLHB advances and current earnings will be employed to provide liquidity, generate loans, purchase securities, procure fixed assets and meet other operating needs incurred in normal banking activities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6, following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2003. The Bank participates in an off-Balance sheet interest rate swap with a notional amount of $5 million. The bank sells variable rate LIBOR indexed interest and purchases fixed rate interest. This transaction locks the interest expense at 6.90% for 5 years.

CAPITAL RESOURCES

At December 31, 2003 and 2002, the Company’s shareholders’ equity totaled $14.4 million and $12.7 million, respectively. The Company’s equity to asset ratio on those dates was 6.8% and 7.5%, respectively, reflecting the Company’s aggressive growth disposition. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1 - DESCRIPTION OF BUSINESS — SUPERVISION AND REGULATION.” Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank.

All capital ratios place the Bank in excess of minimum requirements to be classified as “well capitalized’ by regulatory measures. The Bank’s Leverage ratio as of December 31, 2003 and 2002 was 9.5% and 9.6%, respectively.

Note Q to the accompanying consolidated financial statements presents an analysis of the Bank’s regulatory capital position as of December 31, 2003 and 2002. Management anticipates that the Bank will remain “well-capitalized” for regulatory purposes throughout 2004.

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

When suitable lending opportunities are not sufficient to utilize available funds, the Bank has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by U.S. governmental agencies, mortgage-backed securities and securities issued by local governmental municipalities. The securities portfolio contributes to the Bank’s profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or as collateral for FHLB advances.

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

Based on the results of the income simulation model, as of December 31, 2003, the Bank would expect an increase in net interest income of $600,000 if interest rates increase from current rates by an instantaneous 100 basis points and a decrease in net interest income of $745,000 if interest rates decrease from current rates by an instantaneous 100 basis points. When factoring in other interest sensitive revenues and costs, such as the income derived from mortgage originations, the effect of a 100 basis point increase in rates will produce a net increase in interest sensitive income of $44,000, while a decrease in rates of 100 basis points will result in a reduction in interest sensitive income of $65,000.

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

Table 7, following this discussion, “Interest Rate Sensitivity Analysis”, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and are placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Bank is asset sensitive within three months, liability sensitive over three months to twelve months, asset sensitive within twelve months, and marginally liability sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its income simulation model when managing its exposure to changes in interest rates. The Bank does not normally make interest rate predictions, or take undue risk on potential changes in interest rate direction. The Bank is asset sensitive, and yields on US Treasury Securities are positioned near historic lows. Should interest rates increase, the Banks earnings, margins and spreads would be positively impacted.

LENDING ACTIVITIES

General. The Bank provides to its customers a full range of short- to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Company and the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Bank has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans. The bank also originates 1-4 family mortgages are typically sold into the secondary market.

Table 8, following this discussion, provides an analysis of the Bank’s loan portfolio composition by type of loan as of the end of each of the last five years.

Table 9, following this discussion, presents, at December 31, 2003, (i) the aggregate maturities or re-pricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates.

Commercial Loans. Commercial business lending is, and will continue to be, the primary focus of the Bank’s lending activities. At December 31, 2003, the Bank’s commercial loan portfolio equaled $30.9 million or 16.8% of total loans, as compared with $27.5 million or 19.5% of total loans at December 31, 2002. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans, as most commercial loan yields are tied to the prime rate index. Therefore, yields on most commercial loans adjust with changes in the prime rate.

Real Estate Loans. Real estate loans are originated for the purpose of purchasing, constructing or refinancing one to four family, five or more family and commercial properties. The Bank offers fixed and adjustable rate options. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department which makes Federal National Mortgage Association (“FNMA”) and Freddie Mac (FHLMC)— conforming loans that are originated with a commitment from a correspondent to purchase the loan within 30-45 days of closing.

Residential one to four family loans are classified into two categories: Conforming loans, that are originated under the underwriting guidelines established by FNMA or FHLMC and held for sale, and nonconforming loans that are originated and retained in the Bank’s loan portfolio. The terms “conforming” and “nonconforming” do not refer to credit quality, but rather whether the loan is underwritten so that it can be sold in the secondary market. At December 31, 2003, loans held for sale amounted to $5.0 million while nonconforming loans held in the bank’s permanent portfolio amounted to $27 million. The Bank’s permanent residential mortgage loans are generally secured by properties located within the Bank’s market area. Most of the one to four family residential mortgage loans that the Bank makes are conforming loans and are sold within 30 days of closing to a correspondent bank. The Bank originated 672 loans in the amount of $99 million for sale in the secondary market during 2003. The Bank receives a fee for each loan originated, with fees aggregating $1.8 million for the year ended December 31, 2003 and $800,000 for the year ended December 31, 2002. The Bank anticipates that it will continue to be an active originator of residential loans. Nonconforming residential mortgage loans that are retained in the Bank’s loan portfolio generally have rate terms of five years or less, with amortizations up to 20 years.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans amounted to $71.1 million at December 31, 2003. These loans are secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate usually involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Bank also makes commercial real estate construction loans, generally for owner-occupied properties. The Bank further endeavors to limit its construction lending risk through adherence to established underwriting procedures. The Bank generally requires documentation for all draw requests and utilizes loan officers to inspect the project prior to honoring draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

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

Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank and the Company. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review analysis.

Responsibility for loan production rests with the Senior Commercial Lending Officer in each market. The responsibility for loan underwriting, loan processing and approval is with the Senior Credit Officer. The Board of Directors of the Bank determines the President’s lending authority annually. The President, in turn delegates loan authority to the Senior Credit Officer and other loan officers of the Bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authority as determined by the Board of Directors or the President.

The President, Senior Credit Officer, and the Senior Commercial Lending Officer each have the authority to approve loans up to $400,000. The President in conjunction with the Senior Credit Officer or the Senior Commercial Lending Officer and the Senior Credit Officer have the combined authority to approve loans up to $1 million, which is the maximum staff, in-house lending limit set by the Board of Directors. The Board’s Loan Committee approves all loans in excess of the staff’s in-house lending limit. The committee consists of the President, the Chairman and Vice Chairman of the Board, and four outside directors as appointed by the Board of Directors of the Bank

Additionally, all loans of $50,000 or greater and all loans with relationship exposure of $200,000 or above are reviewed by the Management Loan Committee comprised of the President, Senior Credit Officer, and the Senior Commercial Loan Officers for Burlington, Graham and Greensboro. The Bank Board’s Loan Committee approves all loans with total exposure of $400,000 or greater. The Bank’s legal lending limit was $3.8 million at December 31, 2003. The Bank seldom makes loans approaching its legal lending limit.

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

ASSET QUALITY

The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the lending policy as approved by the Bank’s Board of Directors. It is the responsibility of each loan officer to assign an appropriate risk grade to loans when originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality changes, it is the responsibility of Credit Administration to change the borrower’s risk grade accordingly. The process of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Bank’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

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

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when management has serious concerns about the collectibility of principal or interest. Generally, the Bank’s policy is to place a loan on non-accrual status when the loan becomes 90 days past due. Loans are also placed on non-accrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rate when management anticipates that no loss of original principal will occur. Potential problem loans are defined as loans currently performing that are not included in non-accrual or restructured loans, but are loans that management has concerns as to the borrower’s ability to comply with present repayment terms. These loans could deteriorate to non-accrual, past due or restructured loans status. Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses. At December 31, 2003, the Bank identified $589,000 in non-accrual loans. Management anticipates that the vast majority of the non-accruing loans at December 31, 2003 will be paid out or returned to accrual status.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2003, there were no assets classified as real estate owned.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases the allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In addition, on a monthly basis the Bank’s Board of Directors reviews all loan transactions and reviews the computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank’s limited history of operations. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require it to make adjustments to the allowance for loan losses based upon judgments different from those of our management.

Management uses a risk-grading system, as described under “Asset Quality,” to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed by Credit Administration, and tested by the Bank’s internal auditor. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, accruing loans past due 90 days or more, and non-accrual loans. The Bank strives to maintain its loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank’s market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Bank has no foreign loans and does not engage in significant lease financing or highly leveraged transactions.

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

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 2002 and December 31, 2003, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 11.7% to 14.7%; commercial mortgage loans – 31.1% to 38.7%; construction loans – 9.9% to 7.8%; commercial and industrial loans – 19.5% to 16.8%; loans to individuals – 6.7% to 3.5%; and home equity lines of credit – 16.6% to 15.9%. For the past five fiscal years through 2003, the Bank’s loan loss experience has been similar to that of other peer banks in North Carolina, with net loan charge-offs in each year of ranging from 0.0% to 0.42% of average loans outstanding. Net charge-offs totaled $152,000 or 0.09% of outstanding loans for 2003 and $118,000 or 0.10% of outstanding loans for 2002. The Bank’s allowance for loan losses at December 31, 2003 of $2.5 million represents 1.41% of total loans outstanding, net of loans held for sale.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. Management makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the allocated portion of the allowance for loan losses, the Bank maintains an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes that it has established the allowance for loan losses in conformity with generally accepted accounting principles; there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Bank’s and the Company’s financial condition and results of operations.

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

Table 12, following this discussion, sets forth for each of the last five years information regarding changes in the Bank’s allowance for loan losses:

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, substantially all of which are available for sale, consists primarily of U.S. government agency securities, mortgage-backed securities, and securities issued by local governmental municipalities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify most investment securities as available for sale. Table 13, following this discussion, summarizes investment securities by type at December 31, 2003, 2002 and 2001.

Table 14, following this discussion, summarizes the amortized costs, fair values and weighted average yields of securities available-for-sale at December 31, 2003, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2003, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The Bank has used wholesale deposits as a funding source. However, it strives to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce its costs of funds.

Table 15, following this discussion, sets forth for the for the years ended December 31, 2003 and 2002 the average balances outstanding and average interest rates for each major category of deposits.

Table 16, which follows this discussion, presents maturities of certificates of deposit with balances of $100,000 or more at December 31, 2003.

Borrowings. As additional sources of funding, the Bank uses advances from the FHLB of Atlanta under a line of credit equal to 25% of the Bank’s total assets, subject to qualifying collateral. The available aggregate line of credit was $43.7 million at December 31, 2003. Outstanding advances at December 31, 2003 totaled $36.5 million, and included $18.5 million of daily rate credit advances at a weighted average rate at December 31, 2003 of 1.2%, $4.0 million maturing in 2010, bearing interest at a weighted average rate of 5.79%, and $4.0 million maturing in 2012, bearing interest at 3.56% and $10 million maturing in 2013 bearing interest at 2.91%. Pursuant to collateral agreements with the FHLB, at December 31, 2003, advances are secured by loans with a carrying amount of $105.6 million, which approximates market value. Advances outstanding at December 31, 2002 totaled $8.0 million.

In addition to FHLB advances, the Company has cumulative trust preferred securities (the “Trust Preferred”) outstanding through wholly owned subsidiaries. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. On October 29, 2002, $5.0 million of trust preferred securities were placed through MidCarolina I. The Trust Preferred pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.45%. As discussed in Note R to the accompanying consolidated financial statements, the Company has entered into an interest rate swap agreement to change the interest rate paid on the Trust Preferred from a floating rate to a fixed rate for a period of five years. The dividends paid to holders of the Trust Preferred, which are recorded as interest expense, are deductible for income tax purposes. The Trust Preferred are redeemable on November 7, 2007 or afterwards in whole or in part, on any February 7, May 7, August 7, or November 7. Redemption is mandatory at November 7, 2032.

On December 5, 2003, $3.5 million of trust preferred securities were placed through MidCarolina Trust II. The Trust Preferred pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 2.90%. The dividends paid to holders of the Trust Preferred, which will be recorded as interest expense, are deductible for income tax purposes. The Trust Preferred are redeemable on December 6, 2008 or afterwards in whole or in part, on any February 7, May 7, August 7, or November 7. Redemption is mandatory at November 7, 2033. The Company has fully and unconditionally guaranteed the Trust Preferred through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The Trust Preferred qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note B to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Adoption of Financial Accounting Standards Board Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, will result in deconsolidation of the Company’s trust preferred subsidiaries. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts will be included in long-term debt (instead of the trust preferred securities) and the Company’s equity interest in the trust will be included in other assets. If these trusts were deconsolidated as of December 31, 2003, the effect on the Company’s consolidated financial statements would not be material.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under Federal Reserve Board guidelines.

CRITICAL ACCOUNTING POLICY

Allowance for Loan Losses. The Company’s most significant critical accounting policy is the determination of our allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires our most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions we use in making our determination, the allowance for loan losses and provision for loan losses on our income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note B to the consolidated financial statements contained in this Annual Report.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect of the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISKS ASSOCIATED WITH THE BANK AND THE COMPANY

Concentration of Operations. The Bank’s operations are concentrated in the piedmont region of North Carolina. As a result of this geographic concentration, the Bank’s results may correlate to the economic conditions in these areas. A deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of our loan portfolio and the demand for its products and services, and accordingly, its results of operations.

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

It may be difficult to compete effectively in the Bank’s market, and results of operations could be adversely affected by the nature or pace of change in competition. The Bank competes for loans, deposits and customers with various bank and non-bank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

Trading Volume. The trading volume in the Company’s common stock on the OTC Bulletin Board has been comparable to other similarly sized banks and companies trading on the OTC Bulletin Board. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq Small Cap Market, the Nasdaq National Market System, the New York Stock Exchange, or other consolidated reporting systems or stock exchanges. The market in the Company’s common stock may be limited in scope relative to other companies. The Company cannot guarantee that a more active and liquid trading market for the Company’s common stock will develop in the future.

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

MidCarolina Financial Corporation

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net	$160,041	$9,189	5.74%	$118,702	$8,209	6.92%	$100,816	$8,264	8.20%
Investment securities	8,079	322	3.99%	10,902	496	4.55%	11,532	649	5.63%
Interest-earning cash deposits	8,449	94	1.11%	14,824	248	1.67%	6,387	258	4.04%
Stock in FHLB	1,211	47	3.88%	442	29	6.56%	351	28	7.98%

Total interest-earning assets	177,780	9,652	5.43%	144,870	8,982	6.20%	119,086	9,199	7.72%

Other assets	15,042			12,567			9,546

Total assets	$192,822			$157,437			$128,632

Interest-bearing liabilities:
Deposits:
Demand deposits	36,346	313	0.86%	36,831	504	1.37%	19,527	405	2.07%
Savings deposits	5,569	27	0.48%	4,342	38	0.88%	3,593	50	1.39%
Fixed maturity deposits	90,110	1,953	2.17%	83,775	2,469	2.95%	78,897	4,188	5.31%
Borrowed funds	26,936	1,005	3.73%	6,223	327	5.25%	4,011	236	5.88%

Total interest-bearing liabilities	158,961	3,298	2.07%	131,171	3,338	2.54%	106,028	4,879	4.60%

Non-interest-bearing deposits	18,937			13,817			11,339
Other liabilities	1,259			616			586
Stockholders’ equity	13,665			11,833			10,679

Total liabilities and stockholders’ equity	$192,822			$157,437			$128,632

Net interest income and interest rate spread		$6,354	3.35%		$5,644	3.66%		$4,320	3.12%

Net yield on average interest-earning assets			3.57%			3.90%			3.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	111.84%			110.44%			112.32%

MidCarolina Financial Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2003 vs. 2002			Year Ended December 31, 2002 vs. 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$2,616	$(1,636)	$980	$1,352	$(1,407)	$(55)
Investment securities	(120)	(54)	(174)	(32)	(121)	(153)
Interest-earning cash deposits	(89)	(65)	(154)	241	(251)	(10)
Stock in FHLB	40	(22)	18	7	(6)	1

Total interest income	2,447	(1,777)	670	1,568	(1,785)	(217)

Interest expense:
Deposits
Demand deposits	(5)	(186)	(191)	298	(199)	99
Savings deposits	8	(19)	(11)	8	(20)	(12)
Fixed maturity deposits	162	(678)	(516)	201	(1,920)	(1,719)
Borrowed funds	931	(253)	678	123	(32)	91

Total interest expense	1,096	(1,136)	(40)	630	(2,171)	(1,541)

Net interest income increase (decrease)	$1,351	$(641)	$710	$938	$386	$1,324

MidCarolina Financial Corporation

Table 4

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2003	2002
Service charges on deposit accounts	$1,017	$782
Mortgage operations	1,766	800
Increase in cash surrender value of life insurance	298	187
Investment brokerage fees	298	140
Securities gains, net	28	51
Loss on disposal of foreclosed assets	(4)	(24)
Other noninterest income	172	155

Total non-interest income	$3,575	$2,091

MidCarolina Financial Corporation

Table 5

Non-Interest Expenses

(In thousands)

	Year Ended December 31,
	2003	2002
Salaries	$2,375	$1,995
Commissions paid on mortgage operations	485	96
Employee benefits	1,324	871

Total salaries and benefits	4,184	2,962
Occupancy expense	265	180
Equipment expense	365	339
Data processing	414	344
Office supplies and postage	268	188
Deposit and other insurance	158	161
Professional and other services	351	353
Advertising	140	291
Other	700	580

Total non-interest expenses	$6,845	$5,398

MidCarolina Financial Corporation

Table 6

Contractual Obligations and Commitments

($ in thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$18,500	$18,500	$—	$—	$—
Long-term debt	18,000	—	—	—	18,000
Trust preferred securities	8,500	—	—	—	8,500
Operating leases	100	66	34	—	—

Total contractual cash obligations excluding deposits	45,100	18,566	34	—	26,500

Time deposits	94,482	77,305	15,195	1,982	—

Total contractual cash obligations	$139,582	$95,871	$15,229	$1,982	$26,500

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments	$47,041	$17,011	$3,250	$—	$26,780

Commitments to sell loans held for sale	$4,981	$4,981	$—	$—	$—

MidCarolina Financial Corporation

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2003
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans and loans held for sale	$136,661	$4,549	$141,210	$42,684	$183,894
Securities available for sale	503	759	1,262	6,472	7,734
Securities held to maturity	—	—	—	250	250
Other earning assets	—	—	—	1,825	1,825

Total interest-earning assets	$137,164	$5,308	$142,472	$51,231	$193,703

Interest-bearing liabilities
Fixed maturity deposits	$26,831	$50,474	$77,305	$17,177	$94,482
All other deposits	38,623	—	38,623	—	38,623
Borrowed funds	8,500	—	8,500	36,500	45,000

	$73,954	$50,474	$124,428	$53,677	$178,105

Interest sensitivity gap	$63,210	$(45,166)	$18,044	$(2,446)	$15,598
Cumulative interest sensitivity gap	63,210	18,044	18,044	15,598	15,598
Cumulative interest sensitivity gap as a percent of total interest-earning assets	32.63%	9.32%	9.32%	8.05%	8.05%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	185.47%	114.50%	114.50%	108.76%	108.76%

MidCarolina Financial Corporation

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real Estate:
Construction loans	$14,276	7.76%	$13,940	9.86%	$10,396	9.08%	$7,029	7.82%	$4,127	6.87%
Commercial mortgage loans	71,113	38.66%	43,879	31.05%	31,263	27.30%	23,190	25.79%	14,695	24.45%
Home equity lines of credit	29,221	15.89%	23,484	16.62%	20,034	17.49%	20,159	22.42%	13,732	22.84%
Residential mortgage loans	27,010	14.69%	16,528	11.70%	13,946	12.18%	9,904	11.01%	7,436	12.37%
Residential mortgage loans held for sale	4,981	2.71%	6,541	4.63%	7,145	6.24%	1,479	1.64%	—	0.00%

Total real estate loans	146,601	79.71%	104,372	73.86%	82,784	72.29%	61,761	68.67%	39,990	66.53%
Commercial and industrial loans	30,893	16.80%	27,501	19.46%	24,237	21.16%	22,462	24.98%	14,903	24.79%
Loans to individuals for household, family and other personal expenditures	6,431	3.50%	9,439	6.68%	7,499	6.55%	5,711	6.35%	5,219	8.68%

Loans, gross	183,925	100.00%	141,312	100.00%	114,520	100.00%	89,934	100.00%	60,112	100.00%

Less net deferred loan origination fees	(31)		(105)		(96)		(31)		(3)

Total loans, net	$183,894		$141,207		$114,424		$89,903		$60,109

MidCarolina Financial Corporation

Table 9

Loan Maturities

(In thousands)

	At December 31, 2003
	Due within one year		Due after one year but within five		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
By loan type:
Commercial and industrial and commerical mortgage	$75,659	4.33%	$25,736	6.09%	$258	7.23%	$101,653	4.78%
Real estate - construction	12,864	4.59%	1,282	6.54%	130	6.08%	14,276	4.78%

Total	88,523	4.37%	27,018	6.11%	388	6.85%	115,929	4.78%

By interest rate type:
Fixed rate loans	$4,963		$27,018		$388		$32,369
Variable rate loans	83,560		—		—		83,560

	88,523		27,018		388		115,929

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

MidCarolina Financial Corporation

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2003	2002	2001	2000	1999
Nonaccrual loans	$589	$80	$747	$—	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	589	80	747	—	—

Repossed Assets	22	11	—	—	—
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$611	$91	$747	$—	$—

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	2,522	2,088	1,633	1,319	936
Nonperforming loans to year end loans	0.32%	0.06%	0.65%	0.00%	0.00%
Allowance for loan losses to year end loans	1.37%	1.48%	1.43%	1.47%	1.56%
Nonperforming assets to loans and other real estate	0.33%	0.06%	0.65%	0.00%	0.00%
Nonperforming assets to total assets	0.29%	0.05%	0.54%	0.00%	0.00%
Allowance for loan losses to nonperforming loans	428.18%	2610.00%	218.61%	NM	NM

MidCarolina Financial Corporation

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2003		2002		2001		2000		1999
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans:
Construction loans	$196	7.76%	$206	9.86%	$148	9.08%	$103	7.82%	$64	6.87%
Commercial mortgage loans	975	38.66%	648	31.05%	446	27.30%	340	25.79%	229	24.45%
Home equity lines of credit	401	15.89%	347	16.62%	286	17.49%	296	22.42%	214	22.84%
Residential mortgage loans	370	14.69%	244	11.70%	199	12.18%	145	11.01%	116	12.37%
Residential mortgage loans held for sale	—	2.71%	—	4.63%	—	6.24%	—	1.64%	—	0.00%

Total real estate loans	1,942	79.71%	1,445	73.86%	1,079	72.29%	884	68.67%	623	66.53%
Commercial and industrial loans	522	16.80%	504	19.46%	447	21.16%	351	24.98%	232	24.79%
Loans to individuals	88	3.50%	139	6.68%	107	6.55%	84	6.35%	81	8.68%

	$2,522	100.00%	$2,088	100.00%	$1,633	100.00%	$1,319	100.00%	$936	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

MidCarolina Financial Corporation

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
Loan outstanding at the end of the year	$178,913	$134,666	$114,424	$89,903	$60,109

Average loans outstanding during the year	$160,041	$118,702	$100,816	$75,775	$51,306

Allowance for loan losses at beginning of year	$2,088	$1,633	$1,319	$936	$505
Provision for loan losses	586	573	735	540	428

	2,674	2,206	2,054	1,476	933

Loans charged off:
Real estate loans	(3)	—	—	—	—
Commercial and industrial loans	(73)	(60)	(321)	(157)	—
Installment loans	(126)	(67)	(103)	—	—

Total charge-offs	(202)	(127)	(424)	(157)	—

Recoveries of loans previously charged off:
Commercial and industrial loans	41	3	3	—	3
Installment loans	9	6	—	—	—

Total recoveries	50	9	3	—	3

Net charge-offs	(152)	(118)	(421)	(157)	3

Allowance for loan losses at end of year	$2,522	$2,088	$1,633	$1,319	$936

Ratios:
Net charge-offs as a percent of average loans	0.09%	0.10%	0.42%	0.21%	-0.01%
Allowance for loan losses as a percent of loans at end of year	1.41%	1.55%	1.43%	1.47%	1.56%

MidCarolina Financial Corporation

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2003	2002	2001
Securities available for sale:
U. S. Government agencies	$2,034	$5,185	$5,803
Mortgage-backed securities	2,645	4,188	5,410
State and local governments	2,931	405	367
Other	124	78	78

Total securities available for sale	7,734	9,856	11,658

Securities held to maturity:
Other	250	250	250

Total securities	$7,984	$10,106	$11,908

MidCarolina Financial Corporation

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)
Securities available for sale:
U. S. Government agencies
Due within one year	$1,255	$1,262	3.18%
Due after one but within five years	752	772	3.78%

	2,007	2,034	3.41%

Mortgage-backed securities
Due after one but within five years	389	407	4.96%
Due after five but within ten years	2,214	2,238	4.28%

	2,603	2,645	4.38%

State and local governments
Due after ten years	2,900	2,931	6.60%

	2,900	2,931	6.60%

Other
Due after ten years	124	124	3.50%

	124	124	3.50%

Total securities available for sale
Due within one year	1,255	1,262	3.18%
Due after one but within five years	1,141	1,179	4.19%
Due after five but within ten years	2,214	2,238	4.28%
Due after ten years	3,024	3,055	6.48%

	$7,634	$7,734	4.95%

Securities held to maturity
Other
Due after ten years	$250	$250	4.00%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

MidCarolina Financial Corporation

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	$36,346	0.86%	$36,831	1.37%
Savings deposits	5,569	0.48%	4,342	0.88%
Fixed maturity deposits	90,110	2.17%	83,775	2.95%

Total interest-bearing deposits	132,025	1.74%	124,948	2.41%
Non-interest-bearing deposits	18,937	—	13,817	—

Total deposits	$150,962	1.52%	$138,765	2.17%

MidCarolina Financial Corporation

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2003
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$9,541	$12,865	$4,375	$3,465	$30,246

ITEM 7. FINANCIAL STATEMENTS

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

MIDCAROLINA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

MidCarolina Financial Corporation

We have audited the accompanying consolidated statements of financial condition of MidCarolina Financial Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidCarolina Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

January 13, 2004

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2003 and 2002

	2003	2002
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$2,551	$2,974
Federal funds sold and interest-earning deposits	5,994	5,858
Investment securities:
Available for sale	7,734	9,856
Held to maturity	250	250
Loans held for sale	4,981	6,541
Loans	178,913	134,666
Allowance for loan losses	(2,522)	(2,088)

Net loans	176,391	132,578
Investment in stock of Federal Home Loan Bank of Atlanta	1,825	462
Investment in life insurance	6,549	5,268
Premises and equipment, net	4,246	4,122
Other assets	2,040	1,520

Total assets	$212,561	$169,429

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$18,877	$16,107
Interest-bearing demand deposits	32,657	38,472
Savings	5,966	4,947
Time	94,482	82,649

Total deposits	151,982	142,175

Short-term borrowings	18,500	—
Long-term debt	18,000	8,000
Trust preferred securities	8,500	5,000
Accrued expenses and other liabilities	1,168	1,573

Total liabilities	198,150	156,748

Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—
Common stock, no par value; 80,000,000 shares authorized; 2,065,006 and 1,696,732 shares issued and outstanding at December 31, 2003 and 2002, respectively	11,161	10,972
Retained earnings	3,229	1,566
Accumulated other comprehensive income	21	143

Total shareholders’ equity	14,411	12,681

Total liabilities and shareholders’ equity	$212,561	$169,429

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

	2003	2002
	(Amounts in thousands, except per share data)
Interest Income
Loans	$9,189	$8,209
Investment securities:
Taxable	268	478
Tax-exempt	54	18
Federal funds sold and interest-earning deposits	94	248
Other	47	29

Total interest income	9,652	8,982

Interest Expense
Demand deposits	313	504
Savings deposits	27	38
Time deposits	1,953	2,469
Borrowings	649	284
Trust preferred securities	356	43

Total interest expense	3,298	3,338

Net Interest Income	6,354	5,644
Provision for loan losses	586	573

Net interest income after provision for loan losses	5,768	5,071

Non-Interest Income
Service charges on deposit accounts	1,017	782
Mortgage operations	1,766	800
Investment brokerage fees	298	140
Increase in cash surrender value of life insurance	298	187
Gain on sale of investment securities	28	51
Other income	168	131

Total non-interest income	3,575	2,091

Non-Interest Expense
Salaries and employee benefits	4,184	2,962
Occupancy and equipment	630	519
Data processing	414	344
Office supplies and postage	268	188
Deposit and other insurance	158	161
Professional and other services	351	353
Advertising	140	291
Other	700	580

Total non-interest expense	6,845	5,398

Income before income taxes	2,498	1,764
Provision for income taxes	835	489

Net income	$1,663	$1,275

Net Income Per Share:
Basic	$.81	$.63

Diluted	$.75	$.59

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2003 and 2002

	2003	2002
	(Amounts in thousands)
Net income	$1,663	$1,275

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(110)	143
Tax effect	40	(53)
Reclassification of gains recognized in net income	(28)	(51)
Tax effect	10	19

Net of tax amount	(88)	58

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(55)	(12)
Tax effect	21	4

Net of tax amount	(34)	(8)

Total other comprehensive income (loss)	(122)	50

Comprehensive income	$1,541	$1,325

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2001	1,518,131	$6,073	$4,639	$291	$93	$11,096
Net income	—	—	—	1,275	—	1,275
Other comprehensive income	—	—	—	—	50	50
Formation of holding company	—	4,639	(4,639)	—	—	—
Effect of 11-for-10 stock split	152,756	—	—	—	—	—
Stock options exercised	25,690	183	—	—	—	183
Current income tax benefit	—	75	—	—	—	75
Stock awards	155	2	—	—	—	2

Balance at December 31, 2002	1,696,732	10,972	—	1,566	143	12,681
Net income	—	—	—	1,663	—	1,663
Other comprehensive loss	—	—	—	—	(122)	(122)
Effect of 6-for-5 stock split	339,301	—	—	—	—	—
Stock options exercised	28,863	134	—	—	—	134
Current income tax benefit	—	54	—	—	—	54
Stock awards	110	1	—	—	—	1

Balance at December 31, 2003	2,065,006	$11,161	$—	$3,229	$21	$14,411

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
	(Amounts in thousands)
Operating Activities
Net income	$1,663	$1,275
Depreciation and amortization	418	374
Provision for loan losses	586	573
Deferred income taxes	(341)	(342)
Gain on sale of investment securities available for sale	(28)	(51)
Loss on disposal of foreclosed assets	3	24
Decrease in loans held for sale	1,560	421
Changes in assets and liabilities:
Increase in other assets	(185)	(137)
Increase (decrease) in accrued expenses and other liabilities	(333)	642

Net cash provided by operating activities	3,343	2,779

Investing Activities
Purchases of investment securities available for sale	(3,537)	(6,490)
Maturities and calls of investment securities available for sale	5,096	6,340
Sales of investment securities available for sale	381	2,043
Investment in life insurance	(1,281)	(2,173)
Net increase in loans from originations and principal repayments	(44,676)	(28,021)
Purchase of FHLB stock	(1,363)	(85)
Purchases of premises and equipment	(465)	(202)
Proceeds from sale of foreclosed assets	274	661

Net cash used by investing activities	(45,571)	(27,927)

Financing Activities
Net increase in deposits	9,807	21,763
Net increase in short-term borrowings	18,500	—
Net increase in long-term debt	10,000	3,000
Proceeds from trust preferred securities	3,500	5,000
Proceeds from stock options exercised	134	183

Net cash provided by financing activities	41,941	29,946

Net increase (decrease) in cash and cash equivalents	(287)	4,798
Cash and cash equivalents, beginning of year	8,832	4,034

Cash and cash equivalents, end of year	$8,545	$8,832

Supplemental Cash Flow Disclosure
Interest paid on deposits and borrowed funds	$3,248	$3,428
Income taxes paid	1,435	674

Summary of Noncash Investing and Financing Activities
Transfer from loans to foreclosed assets	277	685
Unrealized gain (loss) on investment securities available for sale, net of tax effect	(88)	58
Unrealized loss on cash flow hedging activities, net of tax	(34)	(8)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note A - Organization and Operations

In April 2002, the shareholders of MidCarolina Bank (the “Bank”) approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of MidCarolina Financial Corporation (the “Company”), a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization, one share of MidCarolina Financial Corporation’s no par value common stock was exchanged for each of the outstanding shares of MidCarolina Bank’s $4.00 par value common stock.

MidCarolina Bank (the “Bank”) was incorporated and began operations on August 14, 1997. The Bank is engaged in general commercial banking primarily in Alamance and Guilford Counties, North Carolina, and operates under the banking laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation. The Bank undergoes periodic examinations by those regulatory authorities.

Note B - Summary of Significant Accounting Policies

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation, and its wholly owned subsidiaries MidCarolina I and MidCarolina Trust II, trusts for the trust preferred securities, and MidCarolina Bank and its wholly-owned subsidiary, MidCarolina Investment Corporation which, through an unaffiliated broker-dealer, provides customers of the Bank with securities products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. MidCarolina Financial Corporation and its subsidiaries are collectively referred to herein as the “Company.”

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits at FHLB, and federal funds sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

including loans impaired under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, when principal or interest payments are delinquent 90 to 120 days or more. Any unpaid amounts previously accrued on these loans are reversed from income, and thereafter interest is recognized only to the extent payments are received.

Loans Held for Sale

The Company originates single family, residential first mortgage loans on a presold basis. Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors. At closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service release fees upon the sale which are classified as mortgage operations on the consolidated statements of operations.

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

The provision for loan losses charged to operating expense is based on factors which, in management’s judgment, deserve current recognition in estimating probable loan losses. Such factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and economic conditions. While management uses the best information available to make evaluations, this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

Accumulated other comprehensive income at December 31, 2003 and 2002 consists of the following:

	2003	2002
	(Amounts in thousands)
Unrealized holding gains - securities available for sale	$100	$238
Deferred income taxes	(37)	(87)

Net unrealized holding gains - securities available for sale	63	151

Unrealized holding losses - cash flow hedging activities	(65)	(12)
Deferred income tax assets	23	4

Net unrealized holding losses - cash flow hedging activities	(42)	(8)

Total other accumulated other comprehensive income	$21	$143

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the years ended December 31, 2003 and 2002 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$1,663	$1,275
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(51)	(107)

Pro forma	$1,612	$1,168

Basic net income per share:
As reported	$.81	$.63
Pro forma	.79	.58

Diluted net income per share:
As reported	$.75	$.59
Pro forma	.73	.54

Net Income Per Share

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 6-for-5 stock split effected in the form of a 20% stock dividend distributed August 15, 2003, and an 11-for-10 stock split effected in the form of a 10% stock dividend distributed on August 15, 2002. Diluted net income per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. At December 31, 2003 and 2002, there were no antidilutive options.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2003	2002
Weighted average number of common shares used in computing basic net income per share	2,052,799	2,019,335
Effect of dilutive stock options	156,551	137,766

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,209,350	2,157,101

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. The Company is in the process of determining the impact of FIN 46 and FIN 46R on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN 45 and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of SFAS No. 149 should be applied prospectively. The Company’s adoption of SFAS No. 149 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The Company’s adoption of SFAS No. 150 did not have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the partial consensus on Issue 03-1 during 2003 and has provided the new disclosures in Note C. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

Reclassification

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note C - Investment Securities

The following is a summary of investment securities by major classification at December 31, 2003 and 2002:

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. agency securities	$2,007	$32	$5	$2,034
Mortgage-backed securities	2,603	42	—	2,645
State and municipal	2,900	35	4	2,931
Other	124	—	—	124

Total	$7,634	$109	$9	$7,734

Securities held to maturity:
Other	$250	$—	$—	$250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. agency securities	$5,108	$77	$—	$5,185
Mortgage-backed securities	4,043	145	—	4,188
State and municipal	389	16	—	405
Other	78	—	—	78

Total	$9,618	$238	$—	$9,856

Securities held to maturity:
Other	$250	$—	$—	$250

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2003. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. agency securities	$1,016	$5	$—	$—	$1,016	$5
State and municipal	655	4	—	—	655	4

Total temporarily impaired securities	$1,671	$9	$—	$—	$1,671	$9

The aggregate amortized cost and fair value of investment securities available for sale at December 31, 2003, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
	Amortized cost	Fair value	Amortized cost	Fair value
	(Amounts in thousands)
U.S. agency securities:
Due in 1 year or less	$1,255	$1,262	$—	$—
Due in 1 year through 5 years	752	772	—	—
State and municipal securities:
Due after 10 years	2,900	2,931	—	—
Other:
Due after 10 years	124	124	250	250
Mortgage-backed securities	2,603	2,645	—	—

Total	$7,634	$7,734	$250	$250

Proceeds from sales of investment securities available for sale amounted to $381,000 and $2.0 million for the years ended December 31, 2003 and 2002, respectively. Gross and net realized gains from the sales of investment securities available for sale amounted $28,000 and $51,000 for the years ended December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Investment securities with amortized cost of $6.1 million and fair value of $6.2 million at December 31, 2003 were pledged to secure both financing from the Federal Home Loan Bank and for public monies on deposit as required by law.

Note D - Loans

Following is a summary of loans at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Real estate:
Construction loans	$14,276	$13,940
Commercial mortgage loans	71,113	43,879
Home equity lines of credit	29,221	23,484
Residential mortgage loans	27,010	16,528

Total real estate loans	141,620	97,831

Commercial and industrial loans	30,893	27,501
Loans to individuals for household, family and other personal expenditures	6,431	9,439
Net deferred loan origination costs	(31)	(105)

Total loans	$178,913	$134,666

At December 31, 2003 and 2002, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $589,000 and $80,000, respectively, with corresponding valuation allowances of $134,000 and $0, respectively. For the years ended December 31, 2003 and 2002, the average recorded investment in impaired loans was approximately $480,000 and $232,000, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

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

Balance at December 31, 2001	$1,858
New loans	803
Principal repayments	(1,539)

Balance at December 31, 2002	1,122
New loans	1,076
Principal repayments	(629)

Balance at December 31, 2003	$1,569

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note E - Allowance for Loan Losses

An analysis of activity in the allowance for loan losses for the years ended December 31, 2003 and 2002 follows:

	2003	2002
	(Amounts in thousands)
Balance at beginning of year	$2,088	$1,633
Provision for loan losses	586	573

Charge-offs	(202)	(127)
Recoveries	50	9

Net (charge-offs) recoveries	(152)	(118)

Balance at end of year	$2,522	$2,088

Note F - Premises and Equipment

The following is a summary of premises and equipment:

	2003	2002
	(Amounts in thousands)
Land	$1,081	$1,081
Buildings and leasehold improvements	2,975	2,782
Furniture and equipment	1,974	1,726

	6,030	5,589
Less accumulated depreciation	(1,784)	(1,467)

Total	$4,246	$4,122

Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $341,000 and $308,000, respectively.

Note G - Time Deposits

Time deposits in denominations of $100,000 or more were $30.2 million and $33.3 million at December 31, 2003 and 2002, respectively. Interest expense on such deposits aggregated approximately $1.0 million and $1.2 million in 2003 and 2002, respectively. Time deposits maturing subsequent to December 31, 2003 are as follows (amounts in thousands):

2004	$77,304
2005	9,073
2006	6,122
2007	1,489
2008	494

$94,482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note H - Leases

As of December 31, 2003, the Company leases office space under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year Ending December 31,
2004	$66
2005	34

$100

The leases contain options for renewals after the expiration of the current lease terms. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2003 and 2002 amounted to $56,000 and $23,000, respectively.

Note I - Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

The Company has cumulative trust preferred securities (the “Trust Preferred”) outstanding through wholly owned subsidiaries. The Trusts’ issuer has invested the total proceeds from the sale of the Trust Preferred in the Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company.

On December 3, 2003, $3.5 million of Trust Preferred were placed through MidCarolina Trust II (the “Trust II”). The preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 2.90%. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The Trust Preferred are redeemable on October 7, 2008 or afterwards in whole or in part, on any January 7, April 7, July 7 or October 7. Redemption is mandatory at October 7, 2033. The Company has fully and unconditionally guaranteed the preferred securities through the combined operation of the junior subordinated debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

On October 29, 2002, $5.0 million of Trust Preferred were placed through MidCarolina I (the “Trust I”). The preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.45%. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The preferred securities are redeemable on November 7, 2007 or afterwards in whole or in part, on any February 7, May 7, August 7 or November 7. Redemption is mandatory at November 7, 2032. The Company has fully and unconditionally guaranteed the preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

A description of the Trust Preferred outstanding is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2003	2002
MidCarolina I	10/29/2002	5,000	Libor plus 3.45%	11/07/2032	$5,000	$5,000
MidCarolina Trust II	12/03/2003	3,500	Libor plus 2.90%	10/07/2033	3,500	—

					$8,500	$5,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note J - Income Taxes

The significant components of the provision for income taxes are as follows:

	2003	2002
	(Amounts in thousands)
Current tax provision:
Federal	$973	$689
State	203	142

	1,176	831

Deferred tax provision:
Federal	(277)	(169)
Change in deferred tax asset valuation allowance	—	(133)

	(341)	(342)

Net provision for income taxes	$835	$489

A reconciliation of expected income taxes at the statutory federal income tax rate of 34% with the recorded provision for income taxes follows:

	2003	2002
	(Amounts in thousands)
Income tax at statutory rate	$849	$600
Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	92	66
Income from bank-owned life insurance	(115)	(63)
Adjustment to deferred tax asset valuation allowance	—	(133)
Other	9	19

Provision for income taxes	$835	$489

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) at December 31, 2003 and 2002 are presented below:

	2003	2002
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$902	$679
Deferred compensation	224	82

Total deferred tax assets	1,126	761

Deferred tax liabilities relating to:
Property and equipment	(71)	(47)
Deferred loan fees	(5)	(5)
Other comprehensive income	(12)	(82)

Total deferred tax liabilities	(88)	(134)

Net recorded deferred tax asset	$1,038	$627

Prior to 2002, the Company maintained a valuation allowance for the amount of net deferred tax assets which may not be recoverable. The Company has no valuation allowance at December 31, 2003 and 2002 because management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note K - Federal Home Loan Bank Membership and Borrowings

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). As a member, the Company is required to invest in the stock of the FHLB. The stock is carried at cost since it has no quoted fair value. All stock in the FHLB, together with various investment securities and a floating lien of $105.6 million on qualifying loans, are pledged as collateral to secure any borrowings. At December 31, 2003, there were the following borrowings:

Maturity	Interest Rate	2003	2002
		(Amounts in thousands)
March 17, 2010	5.92%	$1,500	$1,500
March 17, 2010	5.71%	2,500	2,500
September 4, 2012	3.56%	2,000	2,000
September 4, 2012	3.56%	2,000	2,000
March 10, 2013	2.91%	10,000	—

		$18,000	$8,000

In addition to the above borrowings, the Company has credit availability totaling approximately $25.7 million from the FHLB, with $18.5 million outstanding with a daily rate of interest of 1.15% at December 31, 2003. This has been classified as short-term borrowings in the balance sheet. Borrowings must be adequately collateralized.

Note L - Savings Plan

The Company maintains a contributory savings plan under Section 401(k) of the Internal Revenue Code covering all employees who have completed three months of service and are at least eighteen years of age. Under the plan, employee contributions are matched by the Company in an amount equal to 75% of the first 6% of compensation contributed by the employee. Such matching becomes fully vested when the employee reaches five years of service according to the following schedule: 1 year, 20%; 2 years, 40%; 3 years, 60%, 4 years, 80%, 5 or more years, 100%. Total savings plan expense was $173,000 for 2003 and $54,000 for 2002.

Note M - Stock Options

During 1998, the Board of Directors and shareholders approved a non-qualified stock option plan for certain original Directors of the Company, and 198,000 shares of authorized and unissued stock were reserved for award. At adoption, all options were granted at an exercise price of $5.68 per share, the fair value of the stock on the date of grant. Director options vested 100% on the date of grant. The options are granted for a ten-year term.

During 1998, the Board of Directors and shareholders approved an Incentive Stock Option Plan for officers and key employees. Under the provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Board of Directors at the fair value of the stock on the date of grant. The Board reserved 198,000 shares of authorized and unissued stock for grant. Options have a vesting schedule that provides that 20% of the options granted will be vested and exercisable on the date of grant and 20% will vest and become exercisable on each of the next four annual anniversary dates thereafter. The options are granted for a ten-year term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

A summary of the Company’s stock option activity and related information for the years ended December 31, 2003 and 2002 reflecting the effects of stock dividends declared, including the 20% stock dividend declared and distributed in 2003, is as follows:

	Shares Available for Future Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2001	36,058	358,479	$5.85	313,553	$5.76

Options granted	(20,460)	20,460	10.98	4,092	9.15
Options vested	—	—	—	32,255	6.03
Options exercised	—	(31,978)	4.73	(31,978)	4.73
Options forfeited	—	—	—	—	—

At December 31, 2002	15,598	346,961	6.17	317,922	5.86

Options granted	(12,000)	12,000	14.07	2,400	14.07
Options vested	—	—	—	7,323	6.06
Options exercised	—	(28,862)	5.81	(28,862)	5.81
Options forfeited	3,738	(3,738)	6.36	—	—

At December 31, 2003	7,336	326,361	$6.49	298,783	$5.94

Additional information concerning the Company’s stock options is as follows:

Exercise Price	Number Outstanding at December 31, 2003	Number Exercisable at December 31, 2003
$ 5.68	265,389	265,389
7.58	28,512	22,810
10.98	13,860	5,544
11.17	6,600	2,640
12.08	6,000	1,200
16.04	6,000	1,200

	326,361	298,783

The weighted average remaining contractual life of those options was 57 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

The estimated per share fair value of options granted together with the assumptions used in estimating these fair values, are displayed below:

	2003	2002
Estimated fair value of options granted	$1.86	$2.53

Assumptions in estimating option values:
Risk-free rate	3.00%	4.00%
Dividend yield	0.00%	0.00%
Volatility	27.00%	23.00%
Expected life	10 years	10 years

Note N - Officers’ Deferred Compensation

In 2002 the Company implemented a non-qualifying deferred compensation plan for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits for each officer participating in the plan will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $359,000 in 2003 and $221,000 in 2002 were expensed for future benefits to be provided under this plan. The total liability under this plan was $580,000 at December 31, 2003 and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

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

A summary of the Company’s commitments and contingent liabilities at December 31, 2003 and 2002 is as follows (amounts in thousands):

	2003	2002
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	$47,041	$35,519
Commitments to sell loans held for sale	4,981	6,541

Commitments to originate new loans or extend credit and letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Company’s credit policies and procedures for credit commitments are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not incurred any losses on its commitments in both 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At December 31, 2003 and 2002, the aggregate fair value of the commitments approximated the carrying value of the loans to be sold.

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

As of December 31, 2003 and 2002, the Bank’s capital ratios exceeded levels deemed “well-capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since the notification that management believes have changed the Bank’s category.

	For the Bank		Minimum Requirements
	Capital Amount	Capital Ratio	For Capital Adequacy	To Be Well Capitalized
	(Dollars in thousands)
As of December 31, 2003
Tier I capital (to risk-weighted assets)	$19,187	9.9%	4.0%	6.0%
Total capital - Tier II capital (to risk-weighted assets)	25,346	13.1	8.0	10.0
Leverage - Tier I capital (to average assets)	19,187	9.5	4.0	5.0

As of December 31, 2002
Tier I capital (to risk-weighted assets)	$16,615	10.3%	4.0%	6.0%
Total capital - Tier II capital (to risk-weighted assets)	19,483	12.1	8.0	10.0
Leverage - Tier I capital (to average assets)	16,615	9.6	4.0	5.0

The Company’s only significant asset is its investment in MidCarolina Bank. Consequently, the information concerning capital ratios set forth above is essentially the same for the Company and the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note R - Derivatives

The following table sets forth certain information concerning the Company’s interest rate swap at December 31, 2003:

Type	(Amounts in thousands)
Receive fixed swaps	$5,000
Receive rate	1.18%
Pay rate	3.45%
Fair value	$(65)

Year-to-date Activity
Balance, December 31, 2002	$5,000
Additions	—
Maturities/amortizations	—

Balance, December 31, 2003	$5,000

Maturity Schedule
Five years	$5,000

The $5.0 million notional amount of derivatives used in interest rate risk management is used to hedge LIBOR based subordinated debt securities. The Company does not utilize derivatives for trading purposes.

Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2003, the Company’s interest rate swaps reflected an unrealized loss of $65,000.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rates indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. At December 31, 2003, the Company had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by the Company.

Note S - Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires a company to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002, respectively.

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

Deposits, Borrowings and Trust Preferred Securities

The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits, borrowings and trust preferred securities is estimated based upon the discounted value of projected future cash outflows using the rates currently offered for instruments of similar remaining maturities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of December 31, 2003
Financial assets:
Cash and cash equivalents	$8,545	$8,545
Investment securities available for sale	7,734	7,734
Investment securities held to maturity	250	250
Loans held for sale	4,981	4,981
Loans	178,913	180,093
Investment in life insurance	6,549	6,549
Accrued interest receivable	655	655
Financial liabilities:
Deposits	$151,982	$154,696
Borrowings	36,500	36,394
Trust preferred securities	8,500	8,500
Accrued interest payable	223	223
Derivative financial instruments:
Interest rate swap	$65	$65

As of December 31, 2002
Financial assets:
Cash and cash equivalents	$8,832	$8,832
Investment securities available for sale	9,856	9,856
Investment securities held to maturity	250	250
Loans held for sale	6,541	6,541
Loans	134,666	138,030
Investment in life insurance	5,268	5,268
Accrued interest receivable	608	608
Financial liabilities:
Deposits	$142,175	$142,338
Borrowings	8,000	8,000
Trust preferred securities	5,000	5,000
Accrued interest payable	99	99
Derivative financial instruments:
Interest rate swap	(12)	(12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note T - Parent Company Financial Data

MidCarolina Financial Corporation’s condensed balance sheets as of December 31, 2003 and 2002, and its related condensed statements of operations and cash flows for the years then ended are as follows:

Condensed Balance Sheets

December 31, 2003 and 2002

(Amounts in thousands)

	2003	2002
Assets:
Investment in subsidiaries	$22,923	$17,516
Other assets	252	165

Total assets	$23,175	$17,681

Liabilities and Shareholders’ Equity:
Liabilities:
Junior subordinated debentures	$8,500	$5,000
Other liabilities	264	—

Total liabilities	8,764	5,000

Shareholders’ Equity:
Common stock	11,161	10,972
Retained earnings	3,229	1,566
Accumulated other comprehensive income	21	143

Total shareholders’ equity	14,411	12,681

Total liabilities and shareholders’ equity	$23,175	$17,681

Condensed Statements of Operations

Years ended December 31, 2003 and 2002

(Amounts in thousands)

Equity in net income of subsidiaries	$1,663	$1,275

Condensed Statements of Cash Flow

Years ended December 31, 2003 and 2002

(Amounts in thousands)

Cash flows from operating activities:
Net income	$1,663	$1,275
Adjustments to reconcile net income to net cash used by operating activities:
Equity in earnings of subsidiaries	(1,663)	(1,275)

Net increase provided by operating activities	—	—

Cash flows from investing activities:
Investment in subsidiaries	(3,547)	(4,890)

Net decrease used by investing activities	(3,547)	(4,890)

Cash flow from financing activities:
Proceeds from junior subordinated debentures, net of debt issuance costs	3,413	4,835
Proceeds from stock options exercised	134	55

Net increase provided by financing activities	3,547	4,890

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

Item 8A. CONTROLS AND PROCEDURES. The company’s management, under the supervision and with participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

The information required by this Item regarding (i) Company directors is set forth under the section captioned “Proposal I – Election of Directors – Nominees” contained in the Proxy Statement, (ii) Company executive officers is set forth under the section captioned “Proposal I – Election of directors – Executive Officers” contained in the Proxy Statement, and (iii) Section 16(a) compliance is set forth under the section captioned “Section 16 (a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement, all of which is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “ Proposal I – Election of Directors – Director Compensation” and “ – Executive Compensation” contained in the Proxy Statement, all of which is incorporated by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Security Ownership of Certain Beneficial Owners” contained in the Proxy Statement, which is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item set forth under the section captioned “Certain Indebtedness and Transaction of Management” contained in the Proxy Statement, which is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

13(a) Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit 2(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit 2(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998

Exhibit (10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 20

Exhibit (10)(vi)	Omnibus Stock Ownership and Long-Term Incentive Plan

Exhibit (14)	Code of Ethics

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

13 (b) Reports on Form 8-K. Earnings release dated October 24, 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the section captioned “Principal Accountant Fees and Services” contained in the Proxy statement, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDCAROLINA BANK

Date: March 23, 2004	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Randolph J. Cary, Jr. and Director	President, Chief Executive Officer	March 23, 2004

Christopher B. Redcay	Vice President and Chief Financial Officer	March 23, 2004

R. Craig Patterson	Vice President	March 23, 2004

H. Thomas Bobo	Director	March 23, 2004

James R. Copland, III	Director	March 23, 2004

Thomas E. Chandler	Director	March 23, 2004

Ralph M. Holt, Jr.	Director	March 23, 2004

F.D. Hornaday, III	Director	March 23, 2004

Teena M. Koury	Director	March 23, 2004

John Love	Director	March 23, 2004

James B. Powell	Director	March 23, 2004

John K. Roberts	Director	March 23, 2004

James H. Smith, Jr.	Director	March 23, 2004

Robert A. Ward	Director	March 23, 2004

Dexter R. Barbee, Sr.	Director	March 23, 2004