Form 10QSB
period 2004-03-31
MIDCAROLINA FINANCIAL CORP
filed 2004-05-13
CIK 1174872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-49848

MidCarolina Financial Corporation

(Exact name of registrant as specified in its charter)

North Carolina	55-0790872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 South Church Street
Burlington, North Carolina	27216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (336) 538-1600

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 10, 2004, the registrant had outstanding 2,074,674 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003 (*)
	(Unaudited)
	(Amounts in thousands)
ASSETS

Cash and due from banks	$945	$2,551
Federal funds sold and interest-earning deposits at FHLB	6,926	5,994
Investment securities:
Available for sale	23,943	7,734
Held to maturity	250	250
Loans held for sale	5,567	4,981
Loans	187,621	178,913
Allowance for loan losses	(2,660)	(2,522)

NET LOANS	184,961	176,391
Investment in stock of FHLB of Atlanta	1,925	1,825
Investment in life insurance	6,609	6,549
Premises and equipment, net	4,226	4,246
Other assets	2,187	2,040

TOTAL ASSETS	$237,539	$212,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$21,522	$18,877
Interest-bearing demand	44,753	32,657
Savings	6,083	5,966
Time	101,909	94,482

TOTAL DEPOSITS	174,267	151,982

Short-term borrowings	12,500	18,500
Long-term borrowings	26,000	18,000
Trust preferred securities	8,500	8,500
Accrued expenses and other liabilities	1,351	1,168

TOTAL LIABILITIES	222,618	198,150

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—
Common stock, no par value, 80,000,000 shares authorized; 2,074,674 and 2,065,006 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	11,256	11,161
Retained earnings	3,637	3,229
Accumulated other comprehensive income	28	21

TOTAL SHAREHOLDERS’ EQUITY	14,921	14,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$237,539	$212,561

*	Derived from audited financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$2,482	$2,102
Investment securities:
Taxable	82	93
Tax-exempt	67	6
Federal funds sold and interest-bearing deposits	7	48
Other	9	7

TOTAL INTEREST INCOME	2,647	2,256

INTEREST EXPENSE
Demand deposits	106	106
Savings	8	7
Time	432	523
Borrowings and trust preferred securities	386	170

TOTAL INTEREST EXPENSE	932	806

NET INTEREST INCOME	1,715	1,450
PROVISION FOR LOAN LOSSES	157	120

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,558	1,330

NON-INTEREST INCOME
Service charges on deposits accounts	262	230
Mortgage operations	482	352
Income from brokerage activities	50	73
Increase in cash surrender value of life insurance	62	81
Other (Note F)	86	39

TOTAL NON-INTEREST INCOME	942	775

NON-INTEREST EXPENSE
Salaries and employee benefits	1,257	861
Occupancy and equipment	194	187
Data processing and other outside services	195	151
Office supplies and postage	59	51
Deposit and other insurance	34	71
Professional and other services	53	58
Advertising	16	46
Other (Note F)	102	106

TOTAL NON-INTEREST EXPENSE	1,910	1,531

INCOME BEFORE INCOME TAXES	590	574
INCOME TAXES	182	183

NET INCOME	$408	$391

NET INCOME PER COMMON SHARE
Basic	$.20	$.19

Diluted	$.18	$.18

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
Net income	$408	$391

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	141	(30)
Tax effect	(50)	11
Reclassification of gains recognized in net income	(44)	—
Tax effect	15	—

Net of tax amount	62	(19)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(86)	(61)
Tax effect	31	22

Net of tax amount	(55)	(39)

Total other comprehensive income (loss)	7	(58)

Comprehensive income	$415	$333

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2003	2,065,006	$11,161	$3,229	$21	$14,411

Net income	—	—	408	—	408

Other comprehensive income, net of tax	—	—	—	7	7

Common stock issued pursuant to:
Stock options exercised	9,668	55	—	—	55
Current income tax benefit	—	40	—	—	40

Balance at March 31, 2004	2,074,674	$11,256	$3,637	$28	$14,921

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$408	$391
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	101	136
Provision for loan losses	157	120
Gain on sale of investment securities available for sale	(44)	—
Increase in mortgage loans held for sale	(586)	(268)
Net increase in cash surrender value of life insurance	(60)	(77)
Change in assets and liabilities:
Increase in other assets	(149)	(68)
Increase (decrease) in accrued expenses and other liabilities	133	(323)

NET CASH USED BY OPERATING ACTIVITIES	(40)	(89)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(19,149)	—
Maturities and calls on investment securities available for sale	500	500
Principal paydowns on investment securities available for sale	316	475
Sale of investment securities available for sale	2,253	—
Net increase in loans from originations and principal repayments	(8,727)	(7,320)
Purchase of FHLB stock	(100)	(484)
Purchases of premises and equipment	(67)	(86)

NET CASH USED BY INVESTING ACTIVITIES	(24,974)	(6,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	22,285	14,695
Net increase in borrowings	2,000	10,000
Proceeds from stock options exercised	55	55

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,340	24,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(674)	17,746
CASH AND CASH EQUIVALENTS, BEGINNING	8,545	8,832

CASH AND CASH EQUIVALENTS, ENDING	$7,871	$26,578

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiaries, MidCarolina I and MidCarolina Trust II, trusts for the trust preferred securities, and MidCarolina Bank (the “Bank”) and its wholly-owned subsidiary, MidCarolina Investment Corporation, through which an unaffiliated broker-dealer, provides customers of the Bank with products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2004, loan commitments were as follows (in thousands):

Commitments to extend credit	$23,595
Undisbursed lines of credit	23,360
Commitments to sell loans held for sale	5,567

NOTE C - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for an 6-for-5 stock split effected in the form of a 20% stock dividend distributed August 15, 2003. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2004	2003
Weighted average number of common shares used in computing basic net income per share	2,073,930	2,041,235
Effect of dilutive stock options	160,747	138,296

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,234,677	2,179,531

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

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$408	$391
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(13)	(7)

Pro forma	$395	$384

Basic earnings per share:
As reported	$.20	$.19
Pro forma	.19	.19

Diluted earnings per share:
As reported	$.18	$.18
Pro forma	.18	.17

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At March 31, 2004		At December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$149,284	79.56%	$141,620	79.14%
Commercial and industrial loans	31,176	16.62%	30,893	17.27%
Loans to individuals	7,161	3.82%	6,431	3.59%

Subtotal	187,621	100.00%	178,994	100.00%

Less: Net deferred loan orignation	—		(31)

Loans	$187,621		$178,913

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$2,522	$2,088

Provision charged to operations	157	120

Charge-offs	(75)	(4)
Recoveries	56	32

Net charge-offs	(19)	28

Balance at end of period	$2,660	$2,236

The following is a summary of nonperforming assets at the periods presented:

	March 31, 2004	December 31, 2003
	(In thousands)
Nonaccrual loans	$439	$589
Foreclosed assets	—	22

Total	$439	$611

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Gain on sale of investment securities	$44	$—
Debit card income	18	16
ATM interchange income	5	5
Safe deposit rent	3	2
Check upcharge	4	4
Other	12	12

Total	$86	$39

The major components of other non-interest expense are as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Travel	$22	$34
Contributions	6	2
Director fees	22	18
Dues and memberships	6	1
Credit reports and filing fees	9	9
Hazard insurance	3	1
Appraisals	7	1
Deposit charge offs	4	2
Other	23	38

Total	$102	$106

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

Financial Condition at March 31, 2004 and December 31, 2003

During the three-month period ending March 31, 2004, our total assets increased by $24.9 million to $237.5 million from $212.6 million at December 31, 2003. At March 31, 2004, loans totaled $187.6 million, an increase of $8.7 million, or 4.87%, during the three months. Our loan portfolio had increases in real estate loans and commercial and industrial loans in the amounts of $7.7 million and $283,000, respectively. Loans to individuals increased by $730,000 to $7.2 million. Federal funds sold and interest-earning deposits increased by $932,000 to $6.9 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at FHLB and investment securities and loans held for sale increased by $16.1 million during the three months, to $37.6 million or 15.84% of total assets at March 31, 2004 versus $21.5 million, or 10.12% of total assets, at December 31, 2003. Virtually all of the growth in liquid assets incurred in investment securities available for sale. At March 31, 2004, investment securities available for sale totaled $23.8 million, an increase of $16.0 million, or 208% compared to December 31, 2003. Management elected to increase the Bank’s tax-exempt bond portfolio by approximately $6.0 million in an effort to reduce the company’s over all tax liability. Management also elected to purchase approximately $10.0 million in relatively short duration Mortgage Backed Securities, to strengthen the Bank’s liquidity position.

Deposits continue to be our primary funding source. At March 31, 2004, deposits totaled $174.3 million, an increase of $22.3 million, or 14.66%, from year-end 2003. Included in the deposit balances are $9.3 million of brokered certificates of deposit, a new funding source for MidCarolina. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $2.0 million to $38.5 million at March 31, 2004.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2004, our shareholders’ equity totaled $14.9 million, an increase of $510,000 from the December 31, 2003 balance. This increase resulted principally from net income of $408,000 for the three months and the issuance of common stock from the exercising of stock options and related income tax benefit in the amount of $95,000. Net unrealized gains on available for sale securities and cash flow hedging activities were incurred in an aggregate amount of $7,000 for the three months ended March 31, 2004.

Comparison of Results of Operations for the

Three Months Ended March 31, 2004 and 2003

Net Income. Our net income for the three months ended March 31, 2004 was $408,000, an increase of $17,000, or 4.35%, from net income of $391,000 for the same three-month period in 2003. Net income per diluted share of $.18 was unchanged compared to the prior period. We have experienced strong growth, with total assets averaging $228.5 million during the current three-month period compared to $181.5 million in the prior year period, an increase of 25.90%. In an environment of near historic low interest rates, our interest rate spread and net yield on average interest-earning assets decreased 39 basis points and 33 basis points, respectively. Increases in net interest income and non-interest income for the quarter ended March 31, 2004 of $265,000 and $167,000, respectively, exceeded increases of $379,000 in non-interest expenses and $37,000 in the provision for loan losses.

Net Interest Income. Net interest income increased by $265,000, or 18.28%, to $1.7 million for the three months ended March 31, 2004. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $47.4 million, or 28.87%, during the first three months of 2004. as compared with the same period in 2003. Our average yield on total interest-earning assets decreased by 56 basis points from 5.57% to 5.01%. Our average total interest-bearing liabilities increased by $36.1 million, or 24.05%, slightly less than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased less than our yield on assets, declining 17 basis points from 2.18% to 2.01%. For the three months ended March 31, 2004, our net interest spread was 3.00% and our net interest margin was 3.25%. For the three months ended March 31, 2003, our net interest rate spread was 3.39% and our net interest margin was 3.58%.

Provision for Loan Losses. Our provision for loan losses for the three months ended March 31, 2004 was $157,000, representing an increase of $37,000 from the $120,000 provision we made for the three months ended March 31, 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Bank has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged of loans were $56,000 during the three months ended March 31, 2004, offset by $75,000 of loan charge-offs. At March 31, 2004, we had non-accrual loans in the amount of $439,000, while the allowance for loan losses increased to $2.7 million, or 1.42% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2003, we had nonaccrual loans in the amount of $589,000, while the allowance for loan losses stood at $2.5 million, or 1.41% of total loans.

Non-Interest Income. For the first three months of 2004, non-interest income increased $167,000, or 21.55%, to $942,000 from $775,000 for the same period the prior year. Increases for the three months ended March 31, 2004 include an increase of $32,000 in service charges and fees on deposit accounts as a result of deposit growth, an increase of $130,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment and the opening of a new mortgage origination facility during 2003, partially offset by as a decrease in brokerage related income of $23,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended March 31, 2004, total non-interest expenses increased $379,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $396,000, reflecting the addition of personnel to support growth as well as normal compensation increases and increases in commission-based mortgage lending activities. In addition, the current quarter includes a provision of $60,000 related to deferred compensation arrangements. Data processing and other related outside services increased by $44,000, and decreases in our other non-interest expenses amounted to $61,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 30.85% and 31.88%, respectively, for the three months ended March 31, 2004 and 2003.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the FHLB and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $36.7 million at March 31, 2004 compared to $19.0 million at December 31, 2003. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $71.3 million from the FHLB of Atlanta, subject to collateral constraints, with $38.5 million outstanding at March 31, 2004 and $36.5 million at December 31, 2003. We have increased our borrowings with the Federal Home Loan Bank to take advantage of the lower interest rates being offered. All borrowings must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2004, our equity to average asset ratio was 6.53%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2004 was 10.11%.

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

Part II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2004 to January 31, 2004	1,300	$16.48	1,300	N/A
February 1, 2004 to February 29, 2004	1,175	$16.70	1,175	N/A
March 1, 2004 to March 31, 2004	—	$—	—	N/A

Year-to-date	2,475	$16.58	2,475

Item 6. Exhibits and Reports on Form 8-K

(a	)	Exhibits.

		Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

		Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

		Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 13, 2002.

		Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB, filed with the FDIC on April 30, 1998.

		Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

		Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

		Exhibit (10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998, filed with the FDIC.

		Exhibit (10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the FDIC.

		Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

		Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

		Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b	)	Reports on Form 8-K.

- One report on Form 8-K was filed on January 26, 2004 by the Company with the SEC reporting operating results for the fourth quarter and year then ended December 31, 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: May 13, 2004	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Date: May 13, 2004	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer