Form 10QSB
period 2004-06-30
MIDCAROLINA FINANCIAL CORP
filed 2004-08-10
CIK 1174872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 30, 2004, the registrant had outstanding 2,084,342 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003 (*)
	(Amounts in thousands)
ASSETS

Cash and due from banks	$407	$2,551
Federal funds sold and interest-earning deposits at FHLB	7,816	5,994
Investment securities:
Available for sale	26,680	7,734
Held to maturity	250	250
Loans held for sale	6,655	4,981
Loans	197,272	178,913
Allowance for loan losses	(2,898)	(2,522)

NET LOANS	194,374	176,391
Investment in stock of FHLB of Atlanta	2,425	1,825
Investment in life insurance	6,669	6,549
Premises and equipment, net	4,178	4,246
Other assets	2,378	2,040

TOTAL ASSETS	$251,832	$212,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$22,321	$18,877
Interest-bearing demand	49,755	32,657
Savings	6,857	5,966
Time	100,186	94,482

TOTAL DEPOSITS	179,119	151,982

Short-term borrowings	22,500	18,500
Long-term borrowings	26,000	18,000
Trust preferred securities	8,500	8,500
Accrued expenses and other liabilities	873	1,168

TOTAL LIABILITIES	236,992	198,150

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—
Common stock, no par value, 80,000,000 shares authorized; 2,084,342 and 2,065,006 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	11,351	11,161
Retained earnings	4,072	3,229
Accumulated other comprehensive income (loss)	(583)	21

TOTAL SHAREHOLDERS’ EQUITY	14,840	14,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,832	$212,561

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$2,493	$2,308	$4,975	$4,410
Investment securities:
Taxable	202	67	284	161
Tax-exempt	72	13	139	18
Federal funds sold and interest-bearing deposits	10	22	17	70
Other	21	7	30	14

TOTAL INTEREST INCOME	2,798	2,417	5,445	4,673

INTEREST EXPENSE
Demand deposits	140	70	246	176
Savings	7	6	15	13
Time	465	510	897	1,033
Borrowings and trust preferred securities	380	279	766	449

TOTAL INTEREST EXPENSE	992	865	1,924	1,671

NET INTEREST INCOME	1,806	1,552	3,521	3,002
PROVISION FOR LOAN LOSSES	275	155	432	275

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,531	1,397	3,089	2,727

NON-INTEREST INCOME
Service charges on deposits accounts	306	234	568	464
Mortgage operations	545	465	1,027	817
Income from brokerage activities	72	81	122	154
Increase in cash surrender value of life insurance	58	74	120	155
Other	59	78	145	117

TOTAL NON-INTEREST INCOME	1,040	932	1,982	1,707

NON-INTEREST EXPENSE
Salaries and employee benefits	1,200	1,029	2,457	1,890
Occupancy and equipment	221	201	415	388
Data processing and other outside services	199	239	394	390
Office supplies and postage	78	65	137	116
Deposit and other insurance	19	19	53	90
Professional and other services	46	63	99	121
Advertising	53	23	69	69
Other	107	121	209	227

TOTAL NON-INTEREST EXPENSE	1,923	1,760	3,833	3,291

INCOME BEFORE INCOME TAXES	648	569	1,238	1,143

INCOME TAXES	213	169	395	352

NET INCOME	$435	$400	$843	$791

NET INCOME PER COMMON SHARE
Basic	$.21	$.20	$.41	$.39

Diluted	$.20	$.18	$.38	$.36

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Net income	$435	$400	$843	$791

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(1,047)	34	(906)	4
Tax effect	378	(12)	327	(1)
Reclassification of gains recognized in net income	(13)	(28)	(57)	(28)
Tax effect	4	10	21	10

Net of tax amount	(678)	4	(615)	(15)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	103	(117)	17	(178)
Tax effect	(37)	44	(6)	66

Net of tax amount	66	(73)	11	(112)

Total other comprehensive loss	(612)	(69)	(604)	(127)

Comprehensive income (loss)	$(177)	$331	$239	$664

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2003	2,065,006	$11,161	$3,229	$21	$14,411
Net income	—	—	843	—	843
Other comprehensive income, net of tax	—	—	—	(604)	(604)
Common stock issued pursuant to:
Stock options exercised	19,336	110	—	—	110
Current income tax benefit	—	80	—	—	80

Balance at June 30, 2004	2,084,342	$11,351	$4,072	$(583)	$14,840

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$843	$791
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	350	274
Provision for loan losses	432	275
Gain on sale of investment securities available for sale	(57)	(28)
Loss on disposal of foreclosed assets	—	4
Increase in mortgage loans held for sale	(1,674)	(2,739)
Net increase in cash surrender value of life insurance	(120)	(155)
Change in assets and liabilities:
Increase in other assets	(222)	(52)
Increase (decrease) in accrued expenses and other liabilities	144	(788)

NET CASH USED BY OPERATING ACTIVITIES	(304)	(2,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(24,973)	(1,117)
Maturities and calls on investment securities available for sale	500	1,349
Principal paydowns on investment securities available for sale	1,428	971
Sale of investment securities available for sale	3,022	642
Net increase in loans from originations and principal repayments	(18,536)	(25,693)
Purchase of FHLB stock	(600)	(863)
Purchases of premises and equipment	(106)	(267)
Proceeds from sale of foreclosed assets	—	270

NET CASH USED BY INVESTING ACTIVITIES	(39,265)	(24,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,137	13,009
Net increase in borrowings	12,000	18,500
Proceeds from stock options exercised	110	110

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,247	31,619

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(322)	4,493

CASH AND CASH EQUIVALENTS, BEGINNING	8,545	8,832

CASH AND CASH EQUIVALENTS, ENDING	$8,223	$13,325

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiaries, MidCarolina I and MidCarolina Trust II, trusts for the trust preferred securities, and MidCarolina Bank (the “Bank”) and its wholly-owned subsidiary, MidCarolina Investment Corporation, which through an unaffiliated broker-dealer, provides customers of the Bank with products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At June 30, 2004, loan commitments were as follows (in thousands):

Commitments to extend credit	$30,610
Undisbursed lines of credit	23,731
Commitments to sell loans held for sale	6,655

NOTE C - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C - PER SHARE DATA (Continued)

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	2,053,594	2,046,628	2,074,993	2,043,931

Effect of dilutive stock options	157,712	154,707	163,046	146,502

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,211,307	2,201,335	2,238,039	2,190,433

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$435	$400	$843	$791
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(13)	(8)	(26)	(15)

Pro forma	$422	$392	$817	$776

Basic earnings per share:
As reported	$.21	$.20	$.41	$.39
Pro forma	.21	.19	.39	.38
Diluted earnings per share:
As reported	$.20	$.18	$.38	$.36
Pro forma	.19	.18	.37	.35

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At June 30, 2004		At December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$158,824	80.52%	$141,620	79.14%
Commercial and industrial loans	29,590	15.00%	30,893	17.27%
Loans to individuals	8,837	4.48%	6,431	3.59%

Subtotal	197,251	100.00%	178,994	100.00%

Less: Net deferred loan orignation	21		(31)

Loans	$197,272		$178,913

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Balance at beginning of period	$2,660	$2,236	$2,522	$2,088

Provision charged to operations	275	155	432	275

Charge-offs	(40)	(62)	(115)	(66)
Recoveries	3	13	59	45

Net charge-offs	(37)	(49)	(56)	(21)

Balance at end of period	$2,898	$2,342	$2,898	$2,342

The following is a summary of nonperforming assets at the periods presented:

	June 30, 2004	December 31, 2003
	(In thousands)
Nonaccrual loans	$386	$589
Foreclosed assets	156	22

Total	$542	$611

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

Financial Condition at June 30, 2004 and December 31, 2003

During the six-month period ending June 30, 2004, our total assets increased by $39.3 million to $251.8 million from $212.6 million at December 31, 2003. At June 30, 2004, loans totaled $197.3 million, an increase of $18.4 million, or 10.26%, for the six months. Our loan portfolio had increases in real estate loans and loans to individuals in the amounts of $17.2 million and $2.4 million respectively. Commercial and industrial loans decreased by $1.3 million to $29.6 million. Federal funds sold and interest-earning deposits increased by $1.8 million to $7.8 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at FHLB and investment securities and loans held for sale increased by $20.3 million during the six months, to $41.8 million or 16.60% of total assets at June 30, 2004 versus $21.5 million, or 10.12% of total assets, at December 31, 2003. Virtually all of the growth in liquid assets incurred in investment securities available for sale. At June 30, 2004, investment securities available for sale totaled $26.7 million, an increase of $18.9 million, or 244.97% compared to December 31, 2003. Management elected to increase the Bank’s tax-exempt bond portfolio by approximately $6.0 million in an effort to reduce the company’s over all tax liability. Management also elected to purchase approximately $12.0 million in relatively short duration Mortgage Backed Securities, to strengthen the Bank’s liquidity position.

Deposits continue to be our primary funding source. At June 30, 2004, deposits totaled $179.1 million, an increase of $27.1 million, or 17.86%, from year-end 2003. Included in the deposit balances are $9.3 million of brokered certificates of deposit, a new funding source for MidCarolina. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $12.0 million to $48.5 million at June 30, 2004.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2004, our shareholders’ equity totaled $14.8 million, an increase of $429,000 from the December 31, 2003 balance. This increase resulted principally from net income of $843,000 for the six months and the issuance of common stock from the exercising of stock options and related income tax benefit in the amount of $190,000. Net unrealized losses on available for sale securities and cash flow hedging activities were incurred in an aggregate amount of $604,000 for the six months ended June 31, 2004.

Comparison of Results of Operations for the

Three Months Ended June 30, 2004 and 2003

Net Income. Our net income for the three months ended June 30, 2004 was $435,000, an increase of $35,000, or 8.75%, from net income of $400,000 for the same three-month period in 2003. Net income per diluted share of $.20 increased $.02 compared to the prior period. We have experienced strong growth, with total assets averaging $247.1 million during the current three-month period compared to

$189.7 million in the prior year period, an increase of 30.22%. In an environment of near historic low interest rates, our interest rate spread and net yield on average interest-earning assets decreased 58 basis points and 55 basis points, respectively. Increases in net interest income and non-interest income for the quarter ended June 30, 2004 of $254,000 and $108,000, respectively, exceeded increases of $163,000 in non-interest expenses and $120,000 in the provision for loan losses.

Net Interest Income. Net interest income increased by $254,000, or 16.37%, to $1.8 million for the three months ended June 30, 2004. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $64.5 million, or 37.99%, during the second three months of 2004 as compared with the same period in 2003. Our average yield on total interest-earning assets decreased by 87 basis points from 5.71% to 4.84%. Our average total interest-bearing liabilities increased by $52.9 million, or 33.85%, slightly less than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased less than our yield on assets, declining 29 basis points from 2.22% to 1.93%. For the three months ended June 30, 2004, our net interest spread was 2.91% and our net interest margin was 3.12%. For the three months ended June 30, 2003, our net interest rate spread was 3.49% and our net interest margin was 3.67%.

Provision for Loan Losses. Our provision for loan losses for the three months ended June 30, 2004 was $275,000, representing an increase of $120,000 from the $155,000 provision we made for the three months ended June 30, 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Our allowance increased primarily due to our increase in loans, which amounted to $197.3 million at June 30, 2004, an increase of $37.2 million from loans outstanding at June 30, 2004. The Bank has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged off loans were $3,000 during the three months ended June 30, 2004, offset by $40,000 of loan charge-offs. At June 30, 2004, we had non-accrual loans in the amount of $386,000, while the allowance for loan losses increased to $2.9 million, or 1.47% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2003, we had nonaccrual loans in the amount of $589,000, while the allowance for loan losses stood at $2.5 million, or 1.41% of total loans.

Non-Interest Income. For the first three months of 2004, non-interest income increased $108,000, or 11.59%, to $1.0 million from $932,000 for the same period the prior year. Increases for the three months ended June 30, 2004 include an increase of $72,000 in service charges and fees on deposit accounts as a result of deposit growth, an increase of $80,000 in mortgage operations income as a result of the opening of a new mortgage origination facility during 2003 and continued originations during a favorable interest rate environment, partially offset by a decrease in brokerage related income of $9,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three months ended June 30, 2004, total non-interest expenses increased $163,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $171,000, reflecting the addition of personnel to support growth as well as normal compensation increases and increases in commission-based mortgage lending activities. Data processing and other related outside services decreased by $40,000, and decreases in our other non-interest expenses amounted to $14,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 32.87% and 29.70%, respectively, for the three months ended June 30, 2004 and 2003. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance.

Comparison of Results of Operations for the

Six Months Ended June 30, 2004 and 2003

Net Income. Our net income for the six months ended June 30, 2004 was $843,000, an increase of $52,000 from net income of $791,000 for the same six-month period in 2003. Net income per share was $.38 diluted for the six months ended June 30, 2004, up from $.36 diluted for the same period in 2003. We have experienced strong growth, with total assets averaging $234.2 million during the current six-month period as compared to $185.6 million in the prior six-month period, an increase of 26.15%. In an environment of declining interest rates, our interest rate spread and net yield on average interest-earning assets decreased 49 basis points and 44 basis points, respectively. Increases in net interest income and non-interest income for the six-months ended June 30, 2004 of $519,000 and $275,000, respectively, exceeded increases of $542,000 in non-interest expenses, $157,000 in the provision for loan losses and $43,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $519,000, or 17.29%, to $3.5 million for the six months ended June 30, 2004. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from period to period. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $55.9 million, or 33.46%, during the first six months of 2004 as compared with the same period in 2003. Our average yield on total interest-earning assets decreased by 72 basis points from 5.64% to 4.92%. Our average total interest-bearing liabilities increased by $44.4 million, or 28.99%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased 23 basis points from 2.20% to 1.97%. For the six months ended June 30, 2004, our net interest spread was 2.95% and our net interest margin was 3.18%. For the six months ended June 30, 2003, our net interest rate spread was 3.44% and our net interest margin was 3.62%.

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2004 was $432,000, representing an increase of $157,000 from the $275,000 provision we made for the six months ended June 30, 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Our allowance increased primarily due to our increase in loans, which amounted to $197.3 million at June 30, 2004, an increase of $37.2 million from loans outstanding at June 30, 2004. Our net loan charge-offs were $56,000 during the six months ended June 30, 2004, as compared with $21,000 of net loan charge-offs in the same period of 2003. At June 30, 2004, we had non-accrual loans in the amount of $386,000, while the allowance for loan losses increased to $2.9 million, or 1.47% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2003, we had nonaccrual loans in the amount of $589,000, while the allowance for loan losses stood at $2.5 million, or 1.41% of total loans.

Non-Interest Income. For the first six months of 2004, non-interest income increased $275,000, or 16.11%, to $2.0 million from $1.7 million for the same period the prior year. Increases for the six months ended June 30, 2004 include an increase of $104,000 in service charges and fees on deposit accounts as a result of deposit growth, an increase of $210,000 in mortgage operations income as a result of the opening of a new mortgage origination facility during 2003 and continued originations during a favorable interest rate environment, partially offset by a decrease in brokerage related income of $32,000 and a decrease in the growth of the cash value of life insurance in the amount of $35,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the six-months ended June 30, 2004, total non-interest expenses increased $542,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $567,000, reflecting the addition of personnel to support growth, increases in compensation for the commission based personnel in the mortgage loan production office and customary compensation increases. Occupancy and equipment expenses increased by $27,000, and decreases in our other non-interest expenses amounted to $52,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 31.91% and 30.80%, respectively, for the six months ended June 30, 2004 and 2003. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance.

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

Because of our continued growth, we are challenged to maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $41.4 million at June 30, 2004 compared to $19.0 million at December 31, 2003. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $75.5 million from the Federal Home Loan Bank of Atlanta, subject to collateral constraints, with $48.5 million outstanding at June 30, 2004 and $36.5 million at December 31, 2003. We have increased our borrowings with the Federal Home Loan Bank to take advantage of lower interest rates being offered. All borrowings must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2004, our equity to asset ratio was 5.89%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at June 30, 2004 was 9.86%.

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

Part II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2004 to April 30, 2004	700	$15.95	700	N/A
May 1, 2004 to May 31, 2004	400	$15.85	400	N/A
June 1, 2004 to June 30, 2004	1,800	$16.85	1,800	N/A

Year-to-date	2,900	$16.49	2,900

The above purchases were made by the Company’s 401(k) plan administrator for participants of the Company’s 401(k) Plan.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 20, 2004. Of 2,074,674 shares entitled to vote at the meeting, 1,455,145 shares voted. The following matters were voted on at the meeting:

Proposal 1:	To elect members of the Board of Directors listed below for three-year terms or until a successor has been elected and qualified (Annual Meeting of Shareholders in 2006). Votes for each nominee were as follows:

Name	For	Withheld
Randolph J. Cary, Jr.	1,452,118	3,027
James R. Copland	1,452,474	2,671
Ralph M. Holt Jr.	1,452,672	2,473
John K Roberts.	1,452,672	2,473
Robert A. Ward	1,452,672	2,473

The following directors continue in office after the meeting: Thomas Bobo, F.D. Hornaday, Teena Marie Koury, John H. Love, James B. Powell, Dexter R. Barbee, SR., Thomas E. Chandler, James H. Smith, Jr.

Proposal 2:	To approve the MidCarolina Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan.

For	Against
1,114,967	42,324

Proposal 3:	The ratification of the appointment of Dixon Hughes PLLC as the independent auditor for the Bank for the fiscal year ending December 31, 2004.

For	Against
1,446,666	858

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 13, 2002.

Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998, filed with the FDIC.

Exhibit (10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the FDIC.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

- One report on Form 8-K was filed on April 23, 2004 by the Company with the SEC reporting operating results for the three-month period ended March 31, 2004.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: August 9, 2004	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer