Form 10QSB
period 2004-09-30
MIDCAROLINA FINANCIAL CORP
filed 2004-11-12
CIK 1174872

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 10, 2004, the registrant had outstanding 2,084,392 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003 (*)
	(Amounts in thousands)
ASSETS

Cash and due from banks	$894	$2,551
Federal funds sold and interest-earning deposits at FHLB	14,523	5,994
Investment securities:
Available for sale	35,879	7,734
Held to maturity	250	250
Loans held for sale	5,630	4,981
Loans	209,435	178,913
Allowance for loan losses	(3,010)	(2,522)

NET LOANS	206,425	176,391
Investment in stock of FHLB of Atlanta	2,199	1,825
Investment in life insurance	6,729	6,549
Premises and equipment, net	4,159	4,246
Other assets	2,485	2,040

TOTAL ASSETS	$279,173	$212,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$26,746	$18,877
Interest-bearing demand	62,950	32,657
Savings	6,734	5,966
Time	115,435	94,482

TOTAL DEPOSITS	211,865	151,982

Short-term borrowings	15,500	18,500
Long-term borrowings	26,000	18,000
Trust preferred securities	8,500	8,500
Accrued expenses and other liabilities	1,322	1,168

TOTAL LIABILITIES	263,187	198,150

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—
Common stock, no par value, 80,000,000 shares authorized; 2,084,392 and 2,065,006 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	11,352	11,161
Retained earnings	4,597	3,229
Accumulated other comprehensive income	37	21

TOTAL SHAREHOLDERS’ EQUITY	15,986	14,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$279,173	$212,561

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$2,771	$2,360	$7,746	$6,770
Investment securities:
Taxable	282	58	566	219
Tax-exempt	78	17	217	35
Federal funds sold and interest-bearing deposits	23	14	40	84
Other	19	20	49	34

TOTAL INTEREST INCOME	3,173	2,469	8,618	7,142

INTEREST EXPENSE
Demand deposits	173	67	419	243
Savings	9	7	24	20
Time	539	485	1,436	1,518
Borrowings and trust preferred securities	405	265	1,171	714

TOTAL INTEREST EXPENSE	1,126	824	3,050	2,495

NET INTEREST INCOME	2,047	1,645	5,568	4,647

PROVISION FOR LOAN LOSSES	280	155	712	430

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,767	1,490	4,856	4,217

NON-INTEREST INCOME
Service charges on deposits accounts	274	261	842	725
Mortgage operations	716	648	1,743	1,465
Income from brokerage activities	63	74	185	228
Increase in cash surrender value of life insurance	60	82	182	244
Gain on sale of investment securities available for sale	10	—	67	28
Other	50	46	136	128

TOTAL NON-INTEREST INCOME	1,173	1,111	3,155	2,818

NON-INTEREST EXPENSE
Salaries and employee benefits	1,246	1,249	3,703	3,139
Occupancy and equipment	243	222	658	610
Data processing and other outside services	281	163	675	553
Office supplies and postage	72	75	209	191
Deposit and other insurance	58	42	111	132
Professional and other services	81	31	180	152
Advertising	53	37	122	106
Other	115	129	324	356

TOTAL NON-INTEREST EXPENSE	2,149	1,948	5,982	5,239

INCOME BEFORE INCOME TAXES	791	653	2,029	1,796

INCOME TAXES	266	210	661	562

NET INCOME	$525	$443	$1,368	$1,234

NET INCOME PER COMMON SHARE
Basic	$.25	$.22	$.66	$.60

Diluted	$.23	$.20	$.61	$.56

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Net income	$525	$443	$1,368	$1,234

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	913	(142)	7	(138)
Tax effect	(329)	52	(1)	51
Reclassification of gains recognized in net income	(10)	—	(67)	(28)
Tax effect	4	—	23	10

Net of tax amount	578	(90)	(38)	(105)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(28)	70	85	(108)
Tax effect	10	(25)	(31)	39

Net of tax amount	(18)	45	54	(69)

Total other comprehensive income (loss)	560	(45)	16	(174)

Comprehensive income	$1,085	$398	$1,384	$1,060

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

			Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
	Common Stock
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2003	2,065,006	$11,161	$3,229	$21	$14,411

Net income	—	—	1,368	—	1,368

Other comprehensive income, net of tax	—	—	—	16	16

Common stock issued pursuant to:
Stock options exercised	19,386	110	—	—	110
Current income tax benefit	—	81	—	—	81

Balance at September 30, 2004	2,084,392	$11,352	$4,597	$37	$15,986

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,368	$1,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	469	343
Provision for loan losses	712	430
Gain on sale of investment securities available for sale	(67)	(28)
Loss on disposal of foreclosed assets	—	4
Increase in mortgage loans held for sale	(649)	3,322
Net increase in cash surrender value of life insurance	(182)	(244)
Change in assets and liabilities:
Increase in other assets	(387)	(65)
Increase (decrease) in accrued expenses and other liabilities	312	(387)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,576	4,609

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(36,606)	(1,117)
Maturities and calls on investment securities available for sale	500	1,882
Principal paydowns on investment securities available for sale	2,573	1,536
Sale of investment securities available for sale	5,195	642
Investment in life insurance	—	(988)
Net increase in loans from originations and principal repayments	(30,811)	(31,357)
Purchase of FHLB stock	(374)	(816)
Purchases of premises and equipment	(174)	(432)
Proceeds from sale of foreclosed assets	—	270

NET CASH USED BY INVESTING ACTIVITIES	(59,697)	(30,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	59,883	13,754
Net increase in borrowings	5,000	15,000
Proceeds from stock options exercised	110	110

NET CASH PROVIDED BY FINANCING ACTIVITIES	64,993	28,864

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,872	3,093
CASH AND CASH EQUIVALENTS, BEGINNING	8,545	8,832

CASH AND CASH EQUIVALENTS, ENDING	$15,417	$11,925

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiaries, MidCarolina I and MidCarolina Trust II, trusts for the trust preferred securities, and MidCarolina Bank (the “Bank”) and its wholly-owned subsidiary, MidCarolina Investment Corporation, which through an unaffiliated broker-dealer, provides customers of the Bank with products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2004, loan commitments were as follows (in thousands):

Commitments to extend credit	$21,807
Undisbursed lines of credit	30,376
Commitments to sell loans held for sale	5,630

NOTE C - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C - PER SHARE DATA (Continued)

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	2,084,355	2,059,174	2,078,136	2,049,018
Effect of dilutive stock options	160,574	172,606	163,179	153,539

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,244,929	2,231,780	2,241,315	2,202,557

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$525	$443	$1,368	$1,234
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(13)	(10)	(39)	(25)

Pro forma	$512	$433	$1,329	$1,209

Basic earnings per share:
As reported	$.25	$.22	$.66	$.60
Pro forma	.25	.21	.64	.59

Diluted earnings per share:
As reported	$.23	$.20	$.61	$.56
Pro forma	.23	.19	.59	.55

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At September 30, 2004		At December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$169,572	80.97%	$141,620	79.14%
Commercial and industrial loans	30,263	14.45%	30,893	17.27%
Loans to individuals	9,589	4.58%	6,431	3.59%

Subtotal	209,424	100.00%	178,994	100.00%

Less: Net deferred loan origination (fees) costs	11		(31)

Loans	$209,435		$178,913

An analysis of the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands)
Balance at beginning of period	$2,898	$2,342	$2,522	$2,088

Provision charged to operations	280	155	712	430

Charge-offs	(171)	(23)	(286)	(89)
Recoveries	3	2	62	47

Net charge-offs	(168)	(21)	(224)	(42)

Balance at end of period	$3,010	$2,476	$3,010	$2,476

The following is a summary of nonperforming assets at the periods presented:

	September 30, 2004	December 31, 2003

	(In thousands)
Nonaccrual loans	$2,509	$589
Foreclosed assets	37	22
Repossssed assets	28	—

Total	$2,574	$611

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

Financial Condition at September 30, 2004 and December 31, 2003

During the nine-month period ending September 30, 2004, our total assets increased by $66.6 million to $279.2 million from $212.6 million at December 31, 2003. At September 30, 2004, loans totaled $209.4 million, an increase of $30.5 million, or 17.06%, for the nine months. Our loan portfolio had increases in real estate loans and loans to individuals in the amounts of $28.0 million and $3.2 million respectively. Commercial and industrial loans decreased by $630 thousand to $30.3 million. Federal funds sold and interest-earning deposits increased by $8.5 million to $14.5 million.

Our total liquid assets, which include federal funds sold and interest-earning deposits at FHLB, investment securities available for sale and loans held for sale increased by $37.3 million during the nine months, to $56.0 million or 20.1% of total assets at September 30, 2004 versus $18.7 million, or 8.80% of total assets, at December 31, 2003. Virtually all of the growth in liquid assets incurred in investment securities available for sale. At September 30, 2004, investment securities available for sale totaled $35.9 million, an increase of $28.1 million, or 363.9% compared to December 31, 2003. Management elected to increase the Bank’s tax-exempt bond portfolio by approximately $6.0 million in an effort to reduce the company’s over all tax liability. Management also elected to purchase approximately $22.0 million in relatively short duration Mortgage Backed Securities, to strengthen the Bank’s liquidity position.

Deposits continue to be our primary funding source. At September 30, 2004, deposits totaled $211.9 million, an increase of $59.9 million, or 39.41%, from year-end 2003. The bank realized significant growth in demand deposits from December 31, 2003. Non-interest bearing demand deposits increased $7.9 million or 41.69%. Interest bearing demand deposits increased from $32.7 million at December 31, 2003 to 63.0 million at September 30, 2004, an increase of $30.1 million or 92.77%. Included in the deposit balances are $22.1 million of brokered certificates of deposit, a new funding source for MidCarolina. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased $5.0 million to $41.5 million at September 30, 2004.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2004, our shareholders’ equity totaled $16.0 million, an increase of $1.6 million from the December 31, 2003 balance. This increase resulted principally from net income of $1.6 million for the nine months and the issuance of common stock from the exercising of stock options and related income tax benefit in the amount of $191,000. Net unrealized gains on available for sale securities and cash flow hedging activities were incurred in an aggregate amount of $16,000 for the nine months ended September 30, 2004.

Comparison of Results of Operations for the

Three Months Ended September 30, 2004 and 2003

Net Income. Our net income for the three months ended September 30, 2004 was $525,000, an increase of $82,000, or 18.51%, from net income of $443,000 for the same three-month period in 2003. Net income per diluted share of $.23 increased $.03 from the prior period. We have experienced strong growth, with total assets averaging $262.8 million during the current three-month period compared to $198.0 million in the prior year period, an increase of 32.77%. In an environment of low interest rates, our interest rate spread and net yield on average interest-earning assets decreased 47 basis points and 43 basis points, respectively. Increases in net interest income and non-interest income for the quarter ended September 30, 2004 of $402,000 and $62,000, respectively, offset increases of $201,000 in non-interest expenses and $125,000 in the provision for loan losses.

Net Interest Income. Net interest income increased by $402,000, or 24.44%, to $2.0 million for the three months ended September 30, 2004. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $73.4 million, or 41.25%, during the third three months of 2004 as compared with the same period in 2003. Our average yield on total interest-earning assets decreased by 49 basis points from 5.50% to 5.01%. Our average total interest-bearing liabilities increased by $62.0 million, or 38.20%, slightly less than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased less than our yield on assets, declining 3 basis points from 2.01% to 1.98%. For the three months ended September 30, 2004, our net interest spread was 3.02% and our net interest margin was 3.24%. For the three months ended September 30, 2003, our net interest rate spread was 3.49% and our net interest margin was 3.67%.

Provision for Loan Losses. Our provision for loan losses for the three months ended September 30, 2004 was $280,000, representing an increase of $125,000 from the $155,000 provision we made for the three months ended September 30, 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Our allowance increased primarily due to our increase in loans, which amounted to $209.4 million at September 30, 2004, an increase of $30.5 million from loans outstanding at September 30, 2003. The Bank has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged off loans were $3,000 during the three months ended September 30, 2004, offset by $171,000 of loan charge-offs. At September 30, 2004, we had non-accrual loans in the amount of $2.5 million, while the allowance for loan losses increased to $3.0 million, or 1.44% of total loans. The Bank has secured positions with all nonaccrual loans. Of the $2.5 million in nonaccrual status, a single relationship is responsible for $2.1 million of the nonaccrual balance. This single relationship is secured by a USDA guarantee with a maximum guarantee amount of $948,000, two single purpose buildings, specialized equipment and personal guarantees. At December 31, 2003, we had nonaccrual loans in the amount of $589,000, while the allowance for loan losses stood at $2.5 million, or 1.41% of total loans. Management believes the reserve is adequate in amount to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. For the three months ended September 30, 2004, non-interest income increased $62,000, or 5.58%, to $1.173 million from $1.111 million for the same period the prior year. Increases for the three months ended September 30, 2004 include an increase of $13,000 in service charges and fees on deposit accounts as a result of deposit growth, an increase of $68,000 in mortgage operations, partially offset by a decrease in brokerage related income of $11,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three months ended September 30, 2004, total non-interest expenses increased $201,000, principally as a result of growth achieved from period to period. Data processing and other related outside services increased $118,000 over the same period one year earlier as the bank incurred cost related to increased third party processing expenses, increased armored car services and outside consulting expense increases. Occupancy and equipment expenses increased by $21,000 reflecting costs associated with increased lease expense of our Greensboro, North Carolina location that was converted from a loan porduction office to a full service branch during the second quarter of 2004. Professional and other services decreased by $50,000 reflecting an increase in outsourced third party internal audit and monitoring expenses.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 33.63% and 32.16%, respectively, for the three months ended September 30, 2004 and 2003. Our tax rate for both periods was below statutory federal and state income tax rates principally due to the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance.

Comparison of Results of Operations for the

Nine Months Ended September 30, 2004 and 2003

Net Income. Our net income for the nine months ended September 30, 2004 was $1.368 million, an increase of $134,000 from net income of $1.234 million for the same nine-month period in 2003. Net income per share was $.61 diluted for the nine months ended September 30, 2004, up from $.56 diluted for the same period in 2003. We have experienced strong growth, with total assets averaging $243.8 million during the current nine-month period as compared to $189.8 million in the prior nine-month period, an increase of 28.48%. In an environment of declining interest rates, our interest rate spread and net yield on average interest-earning assets decreased 48 basis points and 44 basis points, respectively. Increases in net interest income and non-interest income for the nine-months ended September 30, 2004 of $921,000 and $337,000, respectively, exceeded increases of $743,000 in non-interest expenses, $282,000 in the provision for loan losses and $99,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $921,000, or 19.82%, to $5.6 million for the nine months ended September 30, 2004. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from period to period. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $61.8 million, or 36.20%, during the first nine months of 2004 as compared with the same period in 2003. Our average yield on total interest-earning assets decreased by 64 basis points from 5.59% to 4.95%. Our average total interest-bearing liabilities increased by $50.3 million, or 32.22%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased 17 basis points from 2.14% to 1.97%. For the nine months ended september 30, 2004, our net interest spread was 2.98% and our net interest margin was 3.20%. For the nine months ended September 30, 2003, our net interest rate spread was 3.46% and our net interest margin was 3.64%.

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2004 was $712,000, representing an increase of $282,000 from the $430,000 provision we made for the nine months ended September 30, 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Our allowance increased primarily due to our increase in loans, which amounted to $209.4 million at September 30, 2004, an increase of $30.5 million from loans outstanding at December 31, 2003. Our net loan charge-offs were $224,000 during the nine months ended September 30, 2004, as compared with $42,000 of net loan charge-offs in the same period of 2003. At September 30, 2004, we had non-accrual loans in the amount of $2.5 million, while the allowance for loan losses increased to $3.0 million, or 1.44% of total loans. The Bank has secured positions with all nonaccrual loans. Of the $2.5 million in nonaccrual status, a single relationship is responsible for $2.1 million of the nonaccrual balance. This single relationship is secured by a USDA guarantee with a maximum guarantee amount of $948,000, two single purpose buildings, specialized equipment and personal guarantees. At December 31, 2003, we had nonaccrual loans in the amount of $589,000, while the allowance for loan losses stood at $2.5 million, or 1.41% of total loans.

Non-Interest Income. For the first nine months of 2004, non-interest income increased $337,000, or 11.96%, to $3.2 million from $2.8 million for the same period the prior year. Increases for the nine months ended September 30, 2004 include an increase of $117,000 in service charges and fees on deposit accounts as a result of deposit growth, an increase of $278,000 in mortgage operations income generated primarily by our mortgage origination facility located in Raleigh, NC, partially offset by a decrease in brokerage related income of $43,000 and a decrease in the growth of the cash value of life insurance in the amount of $62,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the nine months ended September 30, 2004, total non-interest expenses increased $743,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $564,000, reflecting the addition of personnel to support growth, increases in compensation for the commission based personnel in the mortgage loan production office and customary compensation increases. Occupancy and equipment expenses increased by $48,000 reflecting increases in lease expense related to our Greensboro, NC branch, and equipment repair, data processing and other outside services increased $122,000 resulting from increased expenditures related to armored car expense, data processing costs and outside consulting activity. Decreases in our other non-interest expenses amounted to $32,000 reflecting a decrease in appraisal costs.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 32.58% and 31.30%, respectively, for the nine months ended September 30, 2004 and 2003. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance.

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

Because of our continued growth, we are challenged to maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, investment securities available for sale and loans held for sale. These aggregated $56.0 million at September 30, 2004 compared to $18.7 million at December 31, 2003. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $83.7 million from the Federal Home Loan Bank of Atlanta, subject to collateral constraints, with $41.5 million outstanding at September 30, 2004 and $36.5 million at December 31, 2003. We have increased our borrowings with the Federal Home Loan Bank to take advantage of lower interest rates being offered. All borrowings must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2004, our equity to asset ratio was 5.73%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at September 30, 2004 was approximately 8.91%.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2004 to July 31, 2004	1,350	$17.76	1,350	N/A
August 1, 2004 to August 31, 2004	600	$17.50	600	N/A
September 1, 2004 to September 30, 2004	—	$—	—	N/A

Year-to-date	7,325	$16.84	7,325

The above purchases were made by the Company’s 401(k) plan administrator for participants of the Company’s 401(k) Plan.

Item 6. Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 13, 2002.

Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998, filed with the FDIC.

Exhibit (10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the FDIC.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: November 11, 2004	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr. President and Chief Executive Officer

Date: November 11, 2004	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer