Form 10KSB
period 2004-12-31
MIDCAROLINA FINANCIAL CORP
filed 2005-03-30
CIK 1174872

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

                                                                                                                  Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $16.3 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $30.8 million based on the closing price of the common stock on March 17, 2005 of $15.90.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 2,500,884 shares of common stock, no par value, as of March 17, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of MidCarolina Bank for the year ended December 31, 2004 (the “2004 Annual Report”), incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders of MidCarolina Financial Corporation, to be held on May 24, 2005 (the “Proxy Statement”), are incorporated by reference into Part III.

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Total interest income	$12,174	$9,652	$8,982	$9,199	$8,222
Total interest expense	4,383	3,298	3,338	4,879	4,580

Net interest income	7,791	6,354	5,644	4,320	3,642
Provision for loan losses	1,030	586	573	735	540

Net interest income after provision	6,761	5,768	5,071	3,585	3,102
Noninterest income	4,141	3,575	2,091	1,382	574
Noninterest expense	8,010	6,845	5,398	4,049	3,208

Income before income taxes	2,892	2,498	1,764	918	468
Provision for income taxes	950	835	489	151	—

Net income	$1,942	$1,663	$1,275	$767	$468

Per Share Data (1):
Earnings per share - basic	$0.78	$0.68	$0.53	$0.32	$0.19
Earnings per share - diluted	0.72	0.63	0.49	0.31	0.18
Market price
High	21.25	16.67	10.33	10.42	8.36
Low	13.00	9.31	9.55	5.52	5.52
Close	17.50	14.64	9.90	10.10	5.79
Book value	6.56	5.82	5.16	4.61	4.23

Weighted average shares outstanding
Basic	2,495,651	2,463,359	2,423,202	2,403,685	2,403,181
Diluted	2,689,026	2,651,220	2,588,521	2,552,128	2,510,581

Selected Year-End Balance Sheet Data:
Total assets	$284,888	$212,561	$169,429	$137,471	117,402
Loans, held to maturity	217,683	178,913	141,207	114,424	89,903
Allowance for loan losses	2,865	2,522	2,088	1,633	1,319
Deposits	216,791	151,982	142,175	120,413	102,748
Short-term borrowings	15,500	18,500	—	1,000	—
Long-term debt	34,764	26,500	13,000	4,000	4,000
Shareholders’ equity	16,424	14,411	12,681	11,096	10,163

Selected Average Balances:
Total assets	$253,352	$192,822	$157,437	128,632	103,499
Loans, net	204,121	160,041	118,702	100,816	75,775
Total interest-earning assets	241,992	177,780	144,870	119,086	96,027
Deposits	187,090	150,962	138,765	113,356	90,372
Total interest-bearing liabilities	215,080	158,961	131,171	106,028	85,364
Shareholders’ equity	15,484	13,665	11,833	10,679	9,745

Selected Performance Ratios:
Return on average assets	0.77%	0.86%	0.81%	0.60%	0.45%
Return on average equity	12.54%	12.17%	10.77%	7.18%	4.80%
Net interest spread	2.99%	3.35%	3.66%	3.12%	3.20%
Net interest margin/yield	3.22%	3.57%	3.90%	3.63%	3.79%
Noninterest income to total revenue	34.70%	36.01%	27.03%	24.24%	13.61%
Noninterest income to average assets	1.63%	1.85%	1.33%	1.07%	0.55%
Noninterest expense to average assets	3.16%	3.55%	3.43%	3.15%	3.10%

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.11%	0.32%	0.06%	0.65%	0.00%
Allowance for loan losses to period-end loans	1.32%	1.41%	1.48%	1.43%	1.47%
Allowance for loan losses to nonperforming loans	1127.95%	428.18%	2610.00%	218.61%	NM
Nonperforming assets to total assets	0.80%	0.29%	0.05%	0.54%	0.00%
Net loan charge-offs to average loans	0.34%	0.09%	0.10%	0.42%	0.21%

Capital Ratios:
Total risk-based capital	11.13%	13.11%	10.28%	9.45%	10.81%
Tier 1 risk-based capital	8.78%	9.95%	12.05%	10.70%	12.06%
Leverage ratio	7.83%	9.53%	9.59%	8.60%	9.82%
Equity to assets ratio	5.77%	6.78%	7.48%	8.07%	8.66%

Other Data:
Number of banking offices	6	5	4	4	3
Number of full time equivalent employees	77	63	41	33	33

(1)	All per share data has been restated to reflect the effects of a stock split effected in the form of a 20% stock dividend in 2001, a stock split effected in the form of a 10% stock dividend in 2002 and a stock split effected in the form of a 20% stock dividend in 2003 and a declared stock dividend on January 14, 2005.

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

The Bank is incorporated under the laws of North Carolina and began operations on August 14, 1997 as a North Carolina chartered commercial bank. The Bank is engaged in general commercial banking primarily in Alamance and Guilford Counties, North Carolina, and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Bank’s primary market area is Alamance County, North Carolina. The Bank’s main office and Cum-Park office are located in Burlington, North Carolina, it has one full-service branch in Graham, North Carolina, one full-service branch located in Greensboro, North Carolina and one mortgage production office in Raleigh, North Carolina. In February 2005, the Bank announced that it would discontinue mortgage production activities in Raleigh. The Bank has limited service offices in the Alamance Regional Medical Center and the Village of Brookwood Retirement Center, both of which are located in Burlington, North Carolina. The Bank’s loans and deposits are primarily generated from the areas where its offices are located.

The Bank’s primary source of revenue is interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. The Bank’s current lending strategy is to establish market share throughout Alamance and Guilford Counties, with an emphasis in Burlington, Graham and Greensboro, North Carolina. At December 31, 2004, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $3.8 million.

Interest and dividend income from investment activities generally provide the second largest source of income to the Bank after interest on loans. During 2004, the Bank chose to enhance its overall liquidity position by increasing its securities portfolio and deploying more of its funds into lower risk mortgage backed securities with short durations and U.S. Agency securities. The interest and dividends on the investment portfolio therefore increased significantly during 2004.

Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts and fixed interest rate certificates with varying maturities. The Bank also utilizes alternative sources of funds such as Certificates of Deposit raised over the Internet, Brokered Certificates of Deposit and borrowings from the Federal Home Loan Bank (the “FHLB”) of Atlanta, Georgia.

Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors. The Bank’s savings deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.

The Bank is the sole banking subsidiary of the Company. Two Trusts (MidCarolina I and MidCarolina Trust II) have been formed as subsidiaries to the Company to facilitate the infusion of Trust Preferred Securities as a form of non-dilutive equity into the Company. The trusts are not consolidated in the financial statements. The majority of the Company’s operations are located at the Bank level. Throughout this Annual Report, results of operations will be discussed by referring to the Bank’s operations, unless a specific reference is made to the Company and its operating results apart from the Bank.

The Bank continues to experience steady growth since its formation in 1997. The Bank’s assets totaled $284.9 million, $212.6 million and $169.4 million as of December 31, 2004, 2003 and 2002, respectively. Net income for the year ended December 31, 2004 was $1.9 million, or $0.72 per diluted share, compared with $1.7 million, or $0.63 per diluted share for the year ended December 31, 2003. The per share amounts have been adjusted to reflect the 6-for-5 stock split effective January 14, 2005.

At December 31, 2004, the Company had total assets of $284.9 million, net loans of $217.7 million, deposits of $216.8 million, investment securities, available-for-sale of $35.9 million and shareholders’ equity of $16.4 million.

Subsidiaries

Other than the Bank, the Company has two trust subsidiaries: MidCarolina I and MidCarolina Trust II. The Bank has one subsidiary, MidCarolina Investments, Inc. MidCarolina Investments engages in general securities brokerage and offers insurance and other financial services through a contract arrangement with a third-party provider.

Employees

At December 31, 2004, the Bank had 77 full-time equivalent employees.

Competition and Market Area

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. At December 31, 2004, there were 13 depository institutions with 47 offices in Alamance County. The Bank had a deposit market share of 8.8% in Alamance County. The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Bank’s competition for real estate loans is from savings institutions, commercial banks, and mortgage banking companies. It competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition is increasing as a result of the reduction of restrictions on the interstate operations of financial institutions.

The Bank’s primary market area is Alamance County, North Carolina. The population of Alamance County is 135,453 and the per capita income is $26,459. Alamance County has a diverse economy with no concentration in any specific industry. Major businesses and industries in the area are LabCorp, a laboratory that provides specialized testing services for the medical industry, Alamance Health Services, Elon College and GKN Automotive, a manufacturer of automobile drive shafts.

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

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2004.

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

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the bank is required to own capital stock in the FHLB Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2004, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take those records into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination that was conducted during May 2004.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

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

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population) and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

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

USA Patriot Act of 2001. The USA Patriot Act of 2001was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and made some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandates corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

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

Other. The federal banking agencies, including the FDIC, have developed joint regulations requiring annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Bank’s main office is located at 3101 South Church Street, Burlington, North Carolina. The Bank also has full-service branch offices located at Cum-Park Plaza, 2214 North Church Street, Burlington, 701 Green Valley Road, Greensboro, North Carolina and 842 South Main Street, Graham, North Carolina. The Bank occupies space in the Alamance Regional Medical Center in Burlington from which it operates a limited-service office as well as a limited-service office located in the Village of Brookwood Retirement Center located in Burlington, North Carolina. The Bank operates an in-house mortgage operations facility in Burlington, North Carolina The Bank will no longer operate its mortgage production facility in Raleigh, North Carolina. The Cum-Park Plaza office property, the Greensboro branch and the Bank’s in-house mortgage operations facility located in Burlington, are leased.

The total net book value of the Bank’s furniture, fixtures, leasehold improvements and equipment at December 31, 2004 was approximately $4.1 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance. Additional information about this property is set forth in Note (F) to the Consolidated Financial Statements contained in this Form 10-KSB, which note is incorporated herein by reference. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as Other Real Estate Owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2004, the Bank had $2.0 million classified as Other Real Estate Owned.

ITEM 3. LEGAL PROCEEDINGS

In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine litigation that is incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There currently is a limited local trading market for the Company’s common stock, and there can be no assurance that a more active market will develop. The Company’s common stock is traded over-the-counter with quotations available on the National Daily Quotation Services “Bulletin Board” under the symbol “MFC1.” Scott & Stringfellow is the market maker for the Company’s common stock. There were 1,398 stockholders of record as of December 31, 2004, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the over-the-counter market quotations for the Company’s or the Bank’s common stock, as appropriate, for the year- ended December 31, 2004 and 2003. The quotations, which have been adjusted to reflect declared stock splits in the form of stock dividends in 2004 and 2003, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2004
First quarter	$14.64	$13.01
Second quarter	$15.00	$13.00
Third quarter	$16.67	$13.54
Fourth quarter	$21.25	$14.38

2003
First quarter	$10.21	$9.31
Second quarter	$12.89	$9.83
Third quarter	$16.67	$12.95
Fourth quarter	$15.42	$13.54

See “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above for regulatory restrictions which limit the ability of the Bank to pay dividends. Neither the Company nor the Bank has paid any cash dividends to stockholders from the time either began operations through December 31, 2004. Management believes that the most effective use of its capital is to retain it for the purpose of supporting continued growth in earning assets.

Information required by Item 201 (d) by Regulation KSB can be found in the Proxy Statement under section captioned “Proposal I – Election of Directors”.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

EXECUTIVE OVERVIEW

Significant accomplishments

In the opinion of MidCarolina’s management, the Company’s most significant accomplishments during 2004, which are discussed in more detail in this Item 6, were as follows:

•	Total loans held to maturity increased 21.2%

•	Total real estate loans increased 26.5%

•	Commercial and industrial loans increased 23.0%

•	Average non-interest bearing deposits increased 25.4%

•	Mortgage banking income increased 31.7%

•	Total mortgage originations reached a record $120.8 million

•	The Green Valley full service branch was opened in Greensboro, NC during July 2004

Challenges

MidCarolina has achieved significant growth without the advent of acquisitions or mergers since first opening its doors in 1997. The financial industry in general is faced with many uncertainties and challenges. As management plans its strategic goals and objectives, future expectations of economic activity and how these uncertainties could impact the company’s performance must be taken into consideration. The challenges which are most likely to have an impact on the operations of the company in the foreseeable future, are presented below:

•	Sustaining profitable growth

•	Improving efficiency

•	Volatility in mortgage banking business

•	Competition from bank and non-bank entities

•	Fierce price competition

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

Selected Consolidated Financial Information and Other Data are presented in Table 1 included herein. The information in this table is derived in part from the audited consolidated financial statements and notes thereto of the Company. The information in this table does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements that are included in this annual report on Form 10-KSB.

FINANCIAL CONDITION

DECEMBER 31, 2004 AND 2003

The Company reported strong asset growth during 2004, with total assets increasing by $72.3 million, or 34.0%, to $284.9 million at year-end. This growth was principally reflected in increased loans and securities. Loans, excluding those held for sale, increased by $38.8 million, or 21.7%, from $178.9 million at the beginning of the year to $217.7 million at year end. Investment securities increased by $28.2 million, or 364.3%, from $7.7 million to $35.9 million. The increase in loans was composed principally of increases of $13.4 million and $17.1 million, respectively, in construction loans and commercial mortgage loans, two areas of lending the Company targets and intends to continue targeting in the future. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities, were 16.2% of total assets, at December 31, 2004, an increase from the 7.8% of total assets at December 31, 2003. The Bank, as a member of the FHLB of Atlanta, has an investment of $2.3 million in FHLB stock. The Bank’s investment in life insurance used to offset the cost of employee benefit plans, increased by $234,000 during 2004 to $6.8 million. The increase was due to an increase in the cash surrender value of the policies.

Deposits increased $64.8 million during 2004. Non-interest-bearing demand accounts increased $4.8 million, or 25.4%, money market and NOW accounts increased $19.7 million, or 60.3%, and time deposits increased $39.6 million or 42.0%. The Bank also used the wholesale certificate of deposit (“CD”) market, brokered CD’s and the FHLB of Atlanta, Georgia as funding sources during 2004 because of the increased loan demand as discussed above. Borrowings from the FHLB increased from $36.5 million at the end of 2003 to $41.5 million at December 31, 2004. Wholesale CD’s comprised approximately 18.4% of total CD balances. Brokered CD’s comprised approximately 22.0% of total CD balances. Typically wholesale and brokered CD’s have similar terms to CD’s issued in the Bank’s local markets, with rates marginally lower than local market CD rates.

Total shareholders’ equity increased by $2.0 million, or 14.0%, during 2004. All capital ratios continue to place the Company in excess of the minimum required to be a well-capitalized bank by regulatory measures. The Company has issued $8.5 million in Trust Preferred Securities during prior years, so as to remain “well capitalized” under regulatory capital guidelines without diluting existing shareholders’ ownership. The Trust Preferred Securities should provide sufficient capital to retain a “well-capitalized” designation as defined by regulatory capital guidelines for future years. See “RECENT ACCOUNTING PRONOUNCEMENTS” for additional discussions of the qualification of the Trust Preferred Securities as regulatory capital. The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under Federal Reserve guidelines.

At December 31, 2004, the Bank was well capitalized.

NET INTEREST INCOME

Similar to most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2004, 2003 and 2002; average interest-earning assets were $242.0 million, $177.8 million and $144.9 million, respectively. During these same years, the Bank’s net yields on average interest-earning assets were 3.22%, 3.57% and 3.90%, respectively. The decrease in net yields from 2002 to 2004 is a reflection of competitive pressures and the interest rate environment. The Bank’s balance sheet is positioned for an increase in interest rates. When interest rates increase, the Bank’s earnings and net yields should show improvement.

Table 2, following this discussion, “Average Balances and Net Interest Income”, presents an analysis of the Bank’s net interest income for 2004 and 2003.

Table 3, following this discussion, “Volume and Rate Variance Analysis”, illustrates that the change in the average volume of loans and deposits was the predominant factor in the higher amount of net interest income realized by the Bank in 2004, which increased because of higher loan demand as compared to 2003.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Overview. The Company reported net income of $1.9 million or $0.72 per diluted share for the year ended December 31, 2004, compared with net income of $1.7 million or $0.63 per diluted share for 2003, an improvement of $279,000 or $0.09 per diluted share. Net interest income increased $1.4 million, or 22.6%, in 2004, while non-interest income increased by $566,000 or 15.8%. This combined growth in income out paced the 17.0% increase in non-interest expense, which totaled $8.0 million in 2004 compared to $6.8 million in 2003.

Net Interest Income. Net interest income increased to $7.8 million for the year ended December 31, 2004, a $1.4 million or 22.6% increase from $6.4 million earned in 2003. Total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the continued trend of low interest rates during the first six months of the period. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $64.2 million, or 36.1%, during 2004 compared to 2003, while the average yield dropped by 40 basis points from 5.43% to 5.03%. Even though interest rates increased during the second half of 2004, competitive pressures caused the average rate on loans to decrease year over year. The average rate on investment securities increased in 2004 compared to 2003, reflecting management’s decision to purchase higher yielding securities during the second half of 2004 as interest rates began to rise. Average total interest-bearing liabilities increased by $56.1 million, or 35.3%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 3 basis points from 2.07% to 2.04%. With the yield on earning assets dropping more significantly than the cost of interest bearing liabilities, the Bank’s net interest margin decreased by 35 basis points. For the year ended December 31, 2004, the net interest margin was 3.22%, while for the year ended December 31, 2003, the net interest margin was 3.57%. Table 3 reflects the volume and rate variances from 2004 vs. 2003.

Provision for Loan Losses. The Bank recorded $1.0 million as the provision for loan losses in 2004, an increase of $444,000 from the $586,000 provision made in 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2004 and 2003 the provision for loan losses was made principally in response to growth in loans as total loans outstanding, net of loans held for sale, increased by $38.4 million in 2004 and by $44.2 million in 2003. At December 31, 2004, the allowance for loan losses was $2.9 million, an increase of $343,000, or 13.6%, from the $2.5 million at the end of 2003. The allowance represents 1.32% and 1.41%, respectively, of loans outstanding at the end of 2004 and 2003, net of loans held for sale. At December 31, 2004 the Bank had $254,000 in non-accrual loans. In 2003, the Bank had $589,000 in non-accrual loans. It is management’s opinion that reserve levels are adequate.

Non-Interest Income. Non-interest income increased to $4.1 million for the year ended December 31, 2004 compared to $3.6 million for the year ended December 31, 2003, an increase of $566,000 or 15.8%. Since inception, the Bank has actively pursued sources of non-interest income, including income from investment service activities and mortgage operations. Mortgage operations income increased to $2.3 million in 2004, from $1.8 million in 2003. Service charges on deposit accounts in 2004 were $1.087 million, an increase of $70,000, or 6.9%, compared to $1.017 million in 2003. With the February 2005 announcement of the discontinuance of the Raleigh mortgage origination office, management is faced with the challenge of off setting lost mortgage origination revenues with increases in in-house mortgage originations and decreases in Raleigh related expenses. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2004 and 2003.

Non-Interest Expenses. Non-interest expenses totaled $8.0 million for the year ended December 31, 2004, an increase of $1.2 million over the $6.8 million reported for 2003. Substantially all of this increase resulted from the Bank’s growth and development during 2004 and 2003. Personnel costs increased by $743,000 in 2004, primarily due to the hiring of additional personnel to operate the full service branch converted from a loan production office in Greensboro, NC, additions to commissioned Mortgage Loan Origination personnel located in Raleigh, NC and the affects of hiring of a full time Chief Financial Officer in the third quarter of 2003. Commissions paid on mortgage operations increased $587,000 during 2004. Professional and other services increased $93,000 due to increased corporate governance regulatory requirements and outsourced internal audit activities. Equipment expense increased by $83,000 primarily due to increases in maintenance costs and increased depreciation on purchases of furniture, fixtures and computer hardware and software. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2004 and 2003.

Income Taxes. The provision for income tax was $950,000 in 2004 and $835,000 in 2003. The effective tax rates were 32.8% and 33.4%, respectively, on income before income taxes.

LIQUIDITY

The Bank’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. At December 31, 2004, the Bank had credit availability with the FHLB of $49.5 million, with $41.5 million outstanding.

Total deposits were $216.8 million and $152.0 million at December 31, 2004 and 2003, respectively. The Bank’s deposits increased 42.6%. Because the Bank’s deposit growth was not sufficient in amount to meet the total funding needs of the Bank’s asset growth, the Bank looked to alternative funding sources during 2004. In light of compacting spreads and margins during 2004 the Bank found it less costly to access FHLB lines of credit and utilize Internet CD’s and brokered CD’s rather than compete for finite, higher cost of funds sources within its local markets. The Bank will continue to evaluate all funding sources for cost, accessibility, dependability and efficiency.

At December 31, 2004 and 2003, time deposits represented 61.9% and 62.4%, respectively, of the Bank’s total deposits. Certificates of deposit of $100,000 or more represented 29.4% and 19.9%, respectively, of the Bank’s total deposits at December 31, 2004 and 2003. At December 31, 2004, the Bank had $2.9 million in public deposits, $24.7 million in Internet CD’s and $29.6 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Bank will utilize non-local market funding sources such as Internet CD’s, wholesale NOW accounts, CDARS (Certificate of Deposit Account Registry Service) a deposit placement network (a new innovation that allows banks to offer up to $1.5 million of FDIC insurance per depositor by networking with other banks within the CDARS system), FHLB advances and brokered deposits as a less costly diversified funding source to complement the Bank’s local market deposits. Deposits, loan repayments, mortgage backed securities prepayments, bond maturities, FLHB advances and current earnings will be employed to provide liquidity, generate loans, purchase securities, procure fixed assets and meet other operating needs incurred in normal banking activities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6, following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2004. The Bank participates in an off-Balance sheet interest rate swap with a notional amount of $5 million. The bank sells variable rate 90 day LIBOR indexed interest and purchases fixed rate interest. This transaction locks the interest expense at 6.90% for five years.

CAPITAL RESOURCES

At December 31, 2004 and 2003, the Company’s shareholders’ equity totaled $16.4 million and $14.4 million, respectively. The Company’s equity to asset ratio on those dates was 5.8% and 6.8%, respectively, reflecting the Company’s aggressive growth. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1 - DESCRIPTION OF BUSINESS — SUPERVISION AND REGULATION.” Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank.

All capital ratios place the Bank in excess of minimum requirements to be classified as “well capitalized’ by regulatory measures. The Bank’s Leverage ratio as of December 31, 2004 and 2003 was 8.9% and 9.5%, respectively.

Note P to the accompanying consolidated financial statements presents an analysis of the Bank’s regulatory capital position as of December 31, 2004 and 2003. Management anticipates that the Bank will remain “well-capitalized” for regulatory purposes throughout 2005.

ASSET/LIABILITY MANAGEMENT

The Bank’s results of operations depend substantially on its net interest income. Like most financial institutions, the Bank’s interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting the Bank’s earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk and capital adequacy. The Bank maintains, and has complied with, an asset/liability management policy approved by the Board of Directors of the Company and the Bank that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Bank’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Bank has generally invested such funds in securities, primarily securities issued by U.S. governmental agencies, mortgage-backed securities and securities issued by local governmental municipalities. The securities portfolio contributes to the Bank’s profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk) and investing in securities that can be pledged for public deposits or as collateral for FHLB advances.

In reviewing the needs of the Bank with regard to proper management of its asset/liability program, the Bank’s management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayments on loan and loan-backed assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the income simulation model, as of December 31, 2004, the Bank would expect an increase in net interest income of $788,000 if interest rates increase from current rates by an instantaneous 100 basis points and a decrease in net interest income of $451,000 if interest rates decrease from current rates by an instantaneous 100 basis points.

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

Table 7, following this discussion, “Interest Rate Sensitivity Analysis”, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and are placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Bank is asset sensitive within three months, liability sensitive over three months to twelve months, liability sensitive within twelve months and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its income simulation model when managing its exposure to changes in interest rates. The Bank does not normally make interest rate predictions, or take undue risk on potential changes in interest rate direction. The Bank is currently asset sensitive. Should interest rates increase, the Banks earnings, margins and spreads would be positively impacted.

LENDING ACTIVITIES

General. The Bank provides to its customers a full range of short- to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Company and/or the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Bank has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans. The Bank also originates 1-4 family mortgages that are typically sold into the secondary market.

Table 8, “Loan Portfolio Composition”, following this discussion, provides an analysis of the Bank’s loan portfolio composition by type of loan as of the end of each of the last five years.

Table 9, “Loan Maturities”, following this discussion, presents, at December 31, 2004, (i) the aggregate maturities or re-pricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates.

Commercial and Industrial Loans. Commercial business lending is a primary focus of the Bank’s lending activities. At December 31, 2004, the Bank’s commercial and industrial loan portfolio equaled $30.5 million or 13.6% of total loans, as compared with $30.9 million or 16.8% of total loans at December 31, 2003. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial and industrial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans, as most commercial loan yields are tied to the prime rate index. Therefore, yields on most commercial loans adjust with changes in the prime rate.

Real Estate Loans. Real estate loans are originated for the purpose of purchasing, constructing or refinancing one to four family, five or more family and commercial properties. The Bank offers fixed and adjustable rate options. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department which makes Federal National Mortgage Association (“FNMA”) and Freddie Mac (FHLMC)— conforming loans that are originated with a commitment from a correspondent bank to purchase the loan within 30-45 days of closing.

Residential one to four family loans are classified into two categories: conforming loans, that are originated under the underwriting guidelines established by FNMA or FHLMC and held for sale and nonconforming loans that are originated and retained in the Bank’s loan portfolio. The terms “conforming” and “nonconforming” do not refer to credit quality, but rather to whether the loan is underwritten so that it can be sold in the secondary market. At December 31, 2004, loans held for sale amounted to $5.7 million while nonconforming loans held in the Bank’s permanent portfolio amounted to $27.8 million. The Bank’s permanent residential mortgage loans are generally secured by properties located within the Bank’s market area. Most of the one to four family residential mortgage loans that the Bank makes are conforming loans and are sold within 30 days of closing to a correspondent bank. The Bank originated 846 loans in the amount of $120.8 million for sale in the secondary market during 2004. The Bank receives a fee for each loan originated, with fees aggregating $2.3 million for the year ended December 31, 2004 and $1.8 million for the year ended December 31, 2003. The Bank anticipates that it will continue to be an active originator of residential loans. Nonconforming residential mortgage loans that are retained in the Bank’s loan portfolio generally have rate terms of five years or less, with amortizations up to 20 years.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans amounted to $88.2 million at December 31, 2004. These loans are secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guarantee of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate usually involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank and/or the Company. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review analysis.

Responsibility for loan production rests with the Senior Commercial Lending Officer in each market. The responsibility for loan underwriting, loan processing and approval is with the Senior Credit Officer. The Board of Directors of the Bank determines the President’s lending authority annually. The Boad, in turn delegates loan authority to the Senior Credit Officer and other loan officers of the Bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authority as determined by the Board of Directors or the President.

The President, Senior Credit Officer, and the Senior Commercial Lending Officer each have the authority to approve loans up to $400,000. The President in conjunction with the Senior Credit Officer or the Senior Commercial Lending Officer and the Senior Credit Officer have the combined authority to approve loans up to $1 million, which is the maximum staff, in-house lending limit set by the Board of Directors. The Board’s Loan Committee approves all loans in excess of the staff’s in-house lending limit. The committee consists of the President, the Chairman and Vice Chairman of the Board and four outside directors as appointed by the Board of Directors of the Bank

Additionally, all loans of $50,000 or greater and all loans with relationship exposure of $200,000 or above are reviewed by the Management Loan Committee comprised of the President, Senior Credit Officer, and the Senior Commercial Loan Officers for Burlington, Graham and Greensboro. The Bank Board’s Loan Committee approves all loans with total exposure of $800,000 or greater. The Bank’s legal lending limit was $4.2 million at December 31, 2004. The Bank seldom makes loans approaching its legal lending limit.

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

NONPERFORMING ASSETS

Table 10, “Nonperforming Assets”, following this discussion, sets forth, for the last five years, information with respect to the Bank’s nonperforming assets.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when management has serious concerns about the collectibility of principal or interest. Generally, the Bank’s policy is to place a loan on non-accrual status when the loan becomes 90 days past due. Loans are also placed on non-accrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rate when management anticipates that no loss of original principal will occur. Potential problem loans are defined as loans currently performing that are not included in non-accrual or restructured loans, but are loans that management has concerns as to the borrower’s ability to comply with present repayment terms. These loans could deteriorate to non-accrual, past due or restructured loans status. Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses. At December 31, 2004, the Bank identified $254,000 in non-accrual loans. Management anticipates that the vast majority of the non-accruing loans at December 31, 2004 will be paid out or returned to accrual status. At December 31, 2003, the Bank identified $589,000 in nonaccrual loans.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2004, there were $2.0 million assets are classified as real estate owned. $1.2 million of the real estate owned is related to a single borrower with a 70% guarantee issued by the USDA (United States Department of Agriculture). At December 31, 2003, there were no assets classified as real estate owned.

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

The Bank follows a loan review program designed to evaluate the credit risk in its loan portfolio. Through this loan review process, an internally classified watch list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss, and reserves are allocated based on management’s judgment and historical experience.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the collection of the debt. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected. A reserve of 20% is generally allocated to these loans. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Bank also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 2003 and December 31, 2004, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 14.7% to 12.5%; commercial mortgage loans – 38.7% to 39.5%; construction loans – 7.8% to 12.4%; commercial and industrial loans – 16.8% to 13.6%; loans to individuals – 3.5% to 3.5%; and home equity lines of credit – 15.9% to 15.6%. For the past five fiscal years through 2004, the Bank’s loan loss experience has been similar to that of other peer banks in North Carolina, with net loan charge-offs in each year of ranging from 0.09% to 0.42% of average loans outstanding. Charge offs are typically recognized when it is the opinion of management that all or a portion of an outstanding loan becomes uncollectible. Examples of when a loan may be deemed uncollectible are when principal and interest payments are past due, and/or when the fair market value of underlying pledged collateral is less than the outstanding loan balance and the borrower is not meeting contractual obligations. Loan repayment may be realized through a contractual agreement, or through liquidation of assets pledged as collateral. Net charge-offs totaled $152,000 or 0.09% of outstanding loans for 2003 and $687,000 or 0.35% of outstanding loans for 2004. The Bank’s allowance for loan losses at December 31, 2004 of $2.9 million represents 1.32% of total loans outstanding, net of loans held for sale. The Bank’s allowance for loan losses at December 31, 2003 was $2.5 or 1.45% of outstanding loans, net of loans held for sale. The allowance for loan losses as a percentage of loans outstanding decreased in 2004 compared to 2003 due to an increase in charged off loans during 2004.

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

Table 11, “Allocation for the Allowance of Loan Losses”, following this discussion, presents the allocation of the allowance for loan losses at the end of each of the last five years. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Table 12, “Loan Loss and Recovery Experience”, following this discussion, sets forth for each of the last five years information regarding changes in the Bank’s allowance for loan losses.

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, substantially all of which are available for sale, consists primarily of U.S. government agency securities, mortgage-backed securities and securities issued by local governmental municipalities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify most investment securities as available for sale. Table 13, “Securities Portfolio Composition”, following this discussion, summarizes investment securities by type at December 31, 2004, 2003 and 2002.

Table 14, “Securities Portfolio Composition”, following this discussion, summarizes the amortized costs, fair values and weighted average yields of securities available-for-sale at December 31, 2004, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2004, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

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

Table 15, “Average Deposits”, following this discussion, sets forth for the for the years ended December 31, 2004 and 2003 the average balances outstanding and average interest rates for each major category of deposits.

Table 16, “Maturities of Time Deposits of $100,000 or More”, which follows this discussion, presents maturities of certificates of deposit with balances of $100,000 or more at December 31, 2004.

Borrowings. As additional sources of funding, the Bank uses advances from the FHLB of Atlanta under a line of credit equal to 30% of the Bank’s total assets, subject to qualifying collateral. The available aggregate line of credit was $49.5 million at December 31, 2004. Outstanding advances at December 31, 2004 totaled $41.5 million, and included: $15.5 million of daily rate credit advances at a weighted average rate at December 31, 2004 of 2.44%; $8.0 million maturing in 2009, bearing a weighted average rate of 1.73%; $4.0 million maturing in 2010, bearing interest at a weighted average rate of 5.79%; $4.0 million maturing in 2012, bearing interest at 3.56%; and $10 million maturing in 2013 bearing interest at 2.91%. Pursuant to collateral agreements with the FHLB, at December 31, 2004, advances are secured by loans with a carrying amount of $119.6 million, which approximates market value. Advances outstanding at December 31, 2003 totaled $36.5 million.

In addition to FHLB advances, the Company issued $8.8 million of junior subordinated debentures to its wholly owned capital trusts, MidCarolina I and MidCarolina Trust II, to fully and unconditionally guarantee the preferred securities issued by the trusts. These long term obligations, which currently quality as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the trusts’ obligations under the Capital Trust Securities. See also Note B for a detailed discussion of the January 2003 FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note B to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer, if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004 and 2003 would have decreased by approximately $51,000 for both years. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

CRITICAL ACCOUNTING POLICY

Allowance for Loan Losses. The Company’s most significant critical accounting policy is the determination of the Bank’s allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions used in making a determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note B to the consolidated financial statements contained in this Annual Report.

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

RISKS ASSOCIATED WITH THE BANK AND THE COMPANY

Concentration of Operations. The Bank’s operations are concentrated in the piedmont region of North Carolina. As a result of this geographic concentration, the Bank’s results may correlate to the economic conditions in these areas. A deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of the Bank’s loan portfolio and the demand for the Bank’s products and services, and accordingly, its results of operations.

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

Trading Volume. The trading volume in the Company’s common stock on the OTC Bulletin Board has been comparable to other similarly sized banks and companies trading on the OTC Bulletin Board. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq Small Cap Market, the Nasdaq National Market System, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. The market in the Company’s common stock may be limited in scope relative to other companies. The Company cannot guarantee that a more active and liquid trading market for the Company’s common stock will develop in the future.

Technological Advances. The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank’s operations. Many of our competitors have substantially greater resources than the Company and the Bank to invest in technological improvements.

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

MidCarolina Financial Corporation

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net	$204,121	$10,840	5.31%	$160,041	$9,189	5.74%	$118,702	$8,209	6.92%
Investment securities	28,018	1,180	4.21%	8,079	322	3.99%	10,902	496	4.55%
Interest-earning cash deposits	7,664	74	0.97%	8,449	94	1.11%	14,824	248	1.67%
Other	2,189	80	3.65%	1,211	47	3.88%	442	29	6.56%

Total interest-earning assets	241,992	12,174	5.03%	177,780	9,652	5.43%	144,870	8,982	6.20%

Other assets	11,360			15,042			12,567

Total assets	$253,352			$192,822			$157,437

Interest-bearing liabilities:
Deposits:
Demand deposits	50,781	614	1.21%	36,346	313	0.86%	36,831	504	1.37%
Savings deposits	6,549	32	0.49%	5,569	27	0.48%	4,342	38	0.88%
Fixed maturity deposits	108,160	2,152	1.99%	90,110	1,953	2.17%	83,775	2,469	2.95%
Short-term borrowed funds	23,090	311	1.35%	3,677	40	1.09%	5,360	273	5.09%
Long-term borrowed funds	26,500	1,274	4.81%	23,259	965	4.15%	863	54	6.26%

Total interest-bearing liabilities	215,080	4,383	2.04%	158,961	3,298	2.07%	131,171	3,338	2.54%

Non-interest-bearing deposits	21,600			18,937			13,817
Other liabilities	1,188			1,259			616
Stockholders’ equity	15,484			13,665			11,833

Total liabilities and stockholders’ equity	$253,352			$192,822			$157,437

Net interest income and interest rate spread		$7,791	2.99%		$6,354	3.35%		$5,644	3.66%

Net yield on average interest-earning assets			3.22%			3.57%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.51%			111.84%			110.44%

MidCarolina Financial Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2004 vs. 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income:
Loans, net	$2,436	$(785)	$1,651
Investment securities	817	41	858
Interest-earning cash deposits	(8)	(12)	(20)
Other	37	(4)	33

Total interest income	3,282	(760)	2,522

Interest expense:
Deposits
Demand deposits	149	152	301
Savings deposits	5	—	5
Fixed maturity deposits	375	(176)	199
Borrowed funds	785	(205)	580

Total interest expense	1,314	(229)	1,085

Net interest income increase (decrease)	$1,968	$(531)	$1,437

MidCarolina Financial Corporation

Table 4

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Service charges on deposit accounts	$1,087	$1,017	$782
Mortgage operations	2,325	1,766	800
Investment brokerage fees	235	298	140
Increase in cash surrender value of life insurance	234	298	187

Core noninterest income	3,881	3,379	1,909

Securities gains, net	70	28	51
Gain (loss) on disposal of foreclosed assets	5	(3)	(24)
Other noninterest income	185	171	155

Total non-interest income	$4,141	$3,575	$2,091

MidCarolina Financial Corporation

Table 5

Non-Interest Expenses

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Salaries	$3,926	$3,322	$2,091
Employee benefits	1,001	862	871

Total salaries and benefits	4,927	4,184	2,962

Occupancy expense	282	265	180
Equipment expense	448	365	339
Data processing	468	414	344
Office supplies and postage	285	268	188
Deposit and other insurance	149	158	161
Professional and other services	444	351	353
Advertising	180	140	291
Other	827	700	580

Total non-interest expenses	$8,010	$6,845	$5,398

MidCarolina Financial Corporation

Table 6

Contractual Obligations and Commitments

($ in thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$15,500	$15,500	$—	$—	$—
Long-term debt	34,764	—	—	8,000	26,764
Operating leases	286	84	118	84	—

Total contractual cash obligations excluding deposits	50,550	15,584	118	8,084	26,764

Time deposits	134,114	106,364	26,847	903	—

Total contractual cash obligations	$184,664	$121,948	$26,965	$8,987	$26,764

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments	$53,691	$48,601	$5,090	$—	$—

Commitments to sell loans held for sale	$5,657	$5,657	$—	$—	$—

MidCarolina Financial Corporation

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2004
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans and loans held for sale	$131,887	$41,589	$173,476	$49,864	$223,340
Securities available for sale	3,152	6,223	9,375	26,537	35,912
Securities held to maturity	250	—	250	—	250
Other earning assets	11,199	—	9,187	2,292	11,479

Total interest-earning assets	$146,488	$47,812	$192,288	$78,693	$270,981

Percent of total interest-earning assets	54.06%	17.64%	70.96%	29.04%	100.00%
Cumulative percent of total interest-earning assets	54.06%	71.70%	71.70%	100.74%	100.74%

Interest-bearing liabilities
Fixed maturity deposits	$27,459	$86,302	$106,364	$27,750	$134,114
All other deposits	59,000	—	59,000	—	59,000
Borrowings	24,000	—	24,000	26,264	50,264

	$110,459	$86,302	$189,364	$54,014	$243,378

Percent of total interest-bearing liabilities	45.39%	35.46%	77.81%	22.19%	100.00%
Cumulative percent of total interest-bearing liabilities	45.39%	80.85%	80.85%	103.04%	103.04%

Interest sensitivity gap	$36,029	$(38,490)	$2,924	$24,679	$27,603
Cumulative interest sensitivity gap	36,029	(2,461)	(2,461)	22,218	22,218
Cumulative interest sensitivity gap as a percent of total interest-earning assets	13.30%	-0.91%	-0.91%	8.20%	8.20%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	132.62%	101.54%	101.54%	111.34%	111.34%

MidCarolina Financial Corporation

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real Estate:
Construction loans	$27,715	12.41%	$14,276	7.76%	$13,940	9.86%	$10,396	9.08%	$7,029	7.82%
Commercial mortgage loans	88,220	39.51%	71,113	38.66%	43,879	31.05%	31,263	27.30%	23,190	25.79%
Home equity lines of credit	34,715	15.55%	29,221	15.89%	23,484	16.62%	20,034	17.49%	20,159	22.42%
Residential mortgage loans	28,630	12.82%	27,010	14.69%	16,528	11.70%	13,946	12.18%	9,904	11.01%
Residential mortgage loans held for sale	5,657	2.53%	4,981	2.71%	6,541	4.63%	7,145	6.24%	1,479	1.64%

Total real estate loans	184,937	82.82%	146,601	79.71%	104,372	73.86%	82,784	72.29%	61,761	68.67%
Commercial and industrial loans	30,464	13.64%	30,893	16.80%	27,501	19.46%	24,237	21.16%	22,462	24.98%
Loans to individuals for household, family and other personal expenditures	7,911	3.54%	6,431	3.50%	9,439	6.68%	7,499	6.55%	5,711	6.35%

Loans, gross	223,312	100.00%	183,925	100.00%	141,312	100.00%	114,520	100.00%	89,934	100.00%

Less net deferred loan origination (fees) costs	28		(31)		(105)		(96)		(31)

Total loans, net	$223,340		$183,894		$141,207		$114,424		$89,903

MidCarolina Financial Corporation

Table 9

Loan Maturities

(In thousands)

	At December 31, 2004
	Due within one year		Due after one year but within five		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
By loan type:
Commercial and industrial and commerical mortgage	$90,026	5.50%	$28,168	6.31%	$490	7.17%	$118,684	5.70%
Real estate - construction	22,153	5.67%	5,437	6.13%	125	6.08%	27,715	5.76%

Total	$112,179	5.53%	$33,605	6.28%	$615	6.95%	$146,399	5.71%

By interest rate type:
Fixed rate loans	$7,723		$33,605		$615		$41,943
Variable rate loans	104,456		—		—		104,456

	$112,179		$33,605		$615		$146,399

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

MidCarolina Financial Corporation

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans	$254	$589	$80	$747	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	254	589	80	747	—

Repossed Assets	—	22	11	—	—
Other real estate owned	2,031	—	—	—	—

Total nonperforming assets	$2,285	$611	$91	$747	$—

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	2,865	2,522	2,088	1,633	1,319
Nonperforming loans to year end loans	0.11%	0.32%	0.06%	0.65%	0.00%
Allowance for loan losses to year end loans	1.32%	1.41%	1.48%	1.43%	1.47%
Nonperforming assets to loans and other real estate	1.01%	0.33%	0.06%	0.65%	0.00%
Nonperforming assets to total assets	0.80%	0.29%	0.05%	0.54%	0.00%
Allowance for loan losses to nonperforming loans	1127.95%	428.18%	2610.00%	218.61%	NM

MidCarolina Financial Corporation

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2004		2003		2002		2001		2000
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans:
Construction loans	$356	12.41%	$196	7.76%	$206	9.86%	$148	9.08%	$103	7.82%
Commercial mortgage loans	1,132	39.51%	975	38.66%	648	31.05%	446	27.30%	340	25.79%
Home equity lines of credit	445	15.55%	401	15.89%	347	16.62%	286	17.49%	296	22.42%
Residential mortgage loans	357	12.45%	370	14.69%	244	11.70%	199	12.18%	145	11.01%
Residential mortgage loans held for sale	—	2.90%	—	2.71%	—	4.63%	—	6.24%	—	1.64%

Total real estate loans	2,290	82.82%	1,942	79.71%	1,445	73.86%	1,079	72.29%	884	68.67%
Commercial and industrial loans	489	13.64%	522	16.80%	504	19.46%	447	21.16%	351	24.98%
Loans to individuals	101	3.54%	88	3.50%	139	6.68%	107	6.55%	84	6.35%

	$2,865	100.00%	$2,522	100.00%	$2,088	100.00%	$1,633	100.00%	$1,319	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

MidCarolina Financial Corporation

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Loans outstanding at the end of the year	$217,683	$178,913	$141,207	$114,424	$89,903

Average loans outstanding during the year	$204,121	$160,041	$118,702	$100,816	$75,775

Allowance for loan losses at beginning of year	$2,522	$2,088	$1,633	$1,319	$936
Provision for loan losses	1,030	586	573	735	540

	3,552	2,674	2,206	2,054	1,476

Loans charged off:
Real estate loans	(5)	(3)	—	—	—
Commercial and industrial loans	(693)	(73)	(60)	(321)	(157)
Installment loans	(56)	(126)	(67)	(103)	—

Total charge-offs	(754)	(202)	(127)	(424)	(157)

Recoveries of loans previously charged off:
Commercial and industrial loans	14	41	3	3	—
Installment loans	53	9	6	—	—

Total recoveries	67	50	9	3	—

Net charge-offs	(687)	(152)	(118)	(421)	(157)

Allowance for loan losses at end of year	$2,865	$2,522	$2,088	$1,633	$1,319

Ratios:
Net charge-offs as a percent of average loans	0.34%	0.09%	0.10%	0.42%	0.21%
Allowance for loan losses as a percent of loans at end of year	1.32%	1.41%	1.48%	1.43%	1.47%

MidCarolina Financial Corporation

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2004	2003	2002
Securities available for sale:
U. S. Government agencies	$2,484	$2,034	$5,185
Mortgage-backed securities	25,900	2,645	4,188
State and local governments	7,404	2,931	405
Other	124	124	78

Total securities available for sale	35,912	7,734	9,856

Securities held to maturity:
Other	250	250	250

Total securities	$36,162	$7,984	$10,106

MidCarolina Financial Corporation

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)
Securities available for sale:
U. S. Government agencies
Due after one but within five years	$1,999	$1,988	4.02%
Due after five but within ten years	500	496	5.96%

	2,499	2,484	4.41%

Mortgage-backed securities
Due within one year	4,483	4,450	4.18%
Due after one but within five years	14,906	14,824	4.20%
Due after five but within ten years	4,526	4,493	4.20%
Due after ten years	2,148	2,133	4.36%

	26,063	25,900	4.21%

State and local governments (1)
Due after one but within five years	1,927	1,924	6.18%
Due after five but within ten years	1,958	1,936	6.20%
Due after ten years	3,520	3,544	6.32%

	7,405	7,404	6.25%

Other
Due after ten years	124	124	0.00%

	124	124	0.00%

Total securities available for sale
Due within one year	4,483	4,450	4.18%
Due after one but within five years	18,832	18,736	4.38%
Due after five but within ten years	6,984	6,925	4.89%
Due after ten years	5,792	5,801	5.46%

	$36,091	$35,912	4.63%

Securities held to maturity
Other
Due after ten years	$250	$250	4.75%

	250	250	4.75%

Total securities held to maturity
Due after ten years	250	250	4.75%

	$250	$250	4.75%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

MidCarolina Financial Corporation

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2004		2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	$50,781	1.21%	$36,346	0.86%	$36,831	1.37%
Savings deposits	6,549	0.49%	5,569	0.48%	4,342	0.88%
Fixed maturity deposits	108,160	1.99%	90,110	2.17%	83,775	2.95%

Total interest-bearing deposits	165,490	1.69%	132,025	1.74%	124,948	2.41%
Non-interest-bearing deposits	21,600	—	18,937	—	13,817	—

Total deposits	$187,090	1.50%	$150,962	1.52%	$138,765	2.17%

MidCarolina Financial Corporation

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2004
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$13,801	$39,184	$11,357	$2,687	$67,029

ITEM 7. FINANCIAL STATEMENTS

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

MIDCAROLINA FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

MidCarolina Financial Corporation

We have audited the accompanying consolidated statements of financial condition of MidCarolina Financial Corporation and subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidCarolina Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

March 9, 2005

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$906	$2,551
Federal funds sold and interest-earning deposits	9,187	5,994
Investment securities:
Available for sale	35,912	7,734
Held to maturity (fair value approximates $250)	250	250
Loans held for sale	5,657	4,981
Loans	217,683	178,913
Allowance for loan losses	(2,865)	(2,522)

Net loans	214,818	176,391
Investment in stock of Federal Home Loan Bank of Atlanta	2,292	1,825
Investment in life insurance	6,783	6,549
Premises and equipment, net	4,139	4,246
Other assets	4,944	2,040

Total assets	$284,888	$212,561

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$23,667	$18,877
Interest-bearing demand deposits	52,345	32,657
Savings	6,665	5,966
Time	134,114	94,482

Total deposits	216,791	151,982

Short-term borrowings	15,500	18,500
Long-term debt	34,764	26,500
Accrued expenses and other liabilities	1,409	1,168

Total liabilities	268,464	198,150

Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—
Common stock, no par value; 80,000,000 shares authorized; 2,084,392 and 2,065,006 shares issued and outstanding at December 31, 2004 and 2003, respectively	11,352	11,161
Retained earnings	5,171	3,229
Accumulated other comprehensive income (loss)	(99)	21

Total shareholders’ equity	16,424	14,411

Total liabilities and shareholders’ equity	$284,888	$212,561

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands, except per share data)
Interest Income
Loans	$10,840	$9,189
Investment securities:
Taxable	895	268
Tax-exempt	285	54
Federal funds sold and interest-earning deposits	74	94
Other	80	47

Total interest income	12,174	9,652

Interest Expense
Demand deposits	614	313
Savings deposits	32	27
Time deposits	2,152	1,953
Short-term borrowings	311	40
Long-term debt	1,274	965

Total interest expense	4,383	3,298

Net Interest Income	7,791	6,354
Provision for loan losses	1,030	586

Net interest income after provision for loan losses	6,761	5,768

Non-Interest Income
Service charges on deposit accounts	1,087	1,017
Mortgage operations	2,325	1,766
Investment brokerage fees	235	298
Increase in cash surrender value of life insurance	234	298
Gain on sale of investment securities	70	28
Other income	190	168

Total non-interest income	4,141	3,575

Non-Interest Expense
Salaries and employee benefits	4,927	4,184
Occupancy and equipment	730	630
Data processing	468	414
Office supplies and postage	285	268
Deposit and other insurance	149	158
Professional and other services	444	351
Advertising	180	140
Other	827	700

Total non-interest expense	8,010	6,845

Income before income taxes	2,892	2,498
Provision for income taxes	950	835

Net income	$1,942	$1,663

Net Income Per Share:
Basic	$.78	$.68

Diluted	$.72	$.63

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands)
Net income	$1,942	$1,663

Other comprehensive income:
Securities available for sale:
Unrealized holding losses on available for sale securities	(208)	(110)
Tax effect	76	40
Reclassification of gains recognized in net income	(70)	(28)
Tax effect	25	10

Net of tax amount	(177)	(88)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	90	(55)
Tax effect	(33)	21

Net of tax amount	57	(34)

Total other comprehensive loss	(120)	(122)

Comprehensive income	$1,822	$1,541

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2002	1,696,732	$10,972	$1,566	$143	$12,681
Net income	—	—	1,663	—	1,663
Other comprehensive loss	—	—	—	(122)	(122)
Effect of 6-for-5 stock split	339,301	—	—	—	—
Stock options exercised	28,863	134	—	—	134
Current income tax benefit	—	54	—	—	54
Stock awards	110	1	—	—	1

Balance at December 31, 2003	2,065,006	11,161	3,229	21	14,411
Net income	—	—	1,942	—	1,942
Other comprehensive loss	—	—	—	(120)	(120)
Stock options exercised	19,336	110	—	—	110
Current income tax benefit	—	80	—	—	80
Stock awards	50	1	—	—	1

Balance at December 31, 2004	2,084,392	$11,352	$5,171	$(99)	$16,424

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands)
Operating Activities
Net income	$1,942	$1,663
Depreciation and amortization	565	418
Provision for loan losses	1,030	586
Deferred income tax benefit	(109)	(341)
Gain on sale of investment securities available for sale	(70)	(28)
(Gain) loss on disposal of foreclosed assets	(5)	3
(Increase) decrease in loans held for sale	(676)	1,560
Increase in cash surrender value life insurance	(234)	(298)
Changes in assets and liabilities:
Increase in other assets	(619)	(185)
Increase (decrease) in accrued expenses and other liabilities	588	(333)

Net cash provided by operating activities	2,412	3,045

Investing Activities
Purchases of investment securities available for sale	(53,181)	(3,537)
Maturities and calls of investment securities available for sale	5,321	5,096
Sales of investment securities available for sale	19,280	381
Investment in life insurance	—	(983)
Net increase in loans from originations and principal repayments	(41,488)	(44,676)
Purchase of FHLB stock	(467)	(1,363)
Purchases of premises and equipment	(253)	(465)
Proceeds from sale of foreclosed assets	5	274

Net cash used by investing activities	(70,783)	(45,273)

Financing Activities
Net increase in deposits	64,809	9,807
Net increase (decrease) in short-term borrowings	(3,000)	18,500
Net increase in long-term debt	8,000	13,500
Proceeds from stock options exercised	110	134

Net cash provided by financing activities	69,919	41,941

Net increase (decrease) in cash and cash equivalents	1,548	(287)
Cash and cash equivalents, beginning of year	8,545	8,832

Cash and cash equivalents, end of year	$10,093	$8,545

Supplemental Cash Flow Disclosure
Interest paid on deposits and borrowed funds	$4,468	$3,248
Income taxes paid	1,114	1,435

Summary of Noncash Investing and Financing Activities
Transfer from loans to foreclosed assets	2,031	277
Unrealized loss on investment securities available for sale, net of tax effect	(177)	(88)
Unrealized gain (loss) on cash flow hedging activities, net of tax	57	(34)
Deconsolidation of grantor trusts	264	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note A - Organization and Operations

In April 2002, the shareholders of MidCarolina Bank (the “Bank”) approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of MidCarolina Financial Corporation (the “Company”), a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization, one share of MidCarolina Financial Corporation’s no par value common stock was exchanged for each of the outstanding shares of MidCarolina Bank’s common stock.

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

Note B - Summary of Significant Accounting Policies

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation, and its wholly owned subsidiary MidCarolina Bank and its wholly owned subsidiary, MidCarolina Investment Corporation which, through an unaffiliated broker-dealer, provides customers of the Bank with securities products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. MidCarolina Financial Corporation and its subsidiary are collectively referred to herein as the “Company.”

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-earning deposits.

Investment Securities

Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investment securities held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Company currently has no such securities. Investment securities not classified either as securities held to maturity or trading securities are classified as available for sale and reported at fair value, with net unrealized gains and losses net of related taxes excluded from earnings and reported as accumulated other comprehensive income in shareholders’ equity. The classification of investment securities as held to maturity, trading or available for sale is determined at the date of purchase. Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

The provision for loan losses charged to operating expense is based on factors which, in management’s judgment, deserve current recognition in estimating probable loan losses. Such factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and economic conditions. While management uses the best information available to make evaluations, this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the respective assets as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2004.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is composed of net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. As of and for the periods presented, the components of other comprehensive income for the Company consisted of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio and unrealized gains and losses, net of taxes, for the Company’s cash flow hedging activities.

Accumulated other comprehensive income (loss) at December 31, 2004 and 2003 consists of the following:

	2004	2003
	(Amounts in thousands)
Unrealized holding gains - securities available for sale	$(179)	$100
Deferred income taxes	64	(37)

Net unrealized holding gains - securities available for sale	(115)	63

Unrealized holding gains - cash flow hedging activities	$25	$(65)
Deferred income taxes	(9)	23

Net unrealized holding gains - cash flow hedging activities	16	(42)

Total other accumulated other comprehensive income (loss)	$(99)	$21

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

income and net income per share for the years ended December 31, 2004 and 2003 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$1,942	$1,663
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(51)	(51)

Pro forma	$1,890	$1,612

Basic net income per share:
As reported	$.78	$.68
Pro forma	.76	.66

Diluted net income per share:
As reported	$.72	$.63
Pro forma	.70	.61

Net Income Per Share

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 6-for-5 stock split effected in the form of a 20% stock dividend declared on November 23, 2004 and distributed on January 14, 2005, and a 6-for-5 stock split effected in the form of a 20% stock dividend distributed on August 15, 2003. Diluted net income per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. At December 31, 2004 and 2003, there were no antidilutive options.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2004	2003
Weighted average number of common shares used in computing basic net income per share	2,495,651	2,463,359
Effect of dilutive stock options	193,375	187,861

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,689,026	2,651,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

Derivative Instruments

The Company utilizes interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates or from one type of floating rate to another. Swap terms generally range from one year to ten years depending on the need

The net interest payable or receivable on interest rate swaps that are designated as hedges is accrued and recognized as an adjustment to the interest income or expense of the related asset or liability. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income. Unrealized holding gains and losses on derivatives designated as hedges are reported, net of applicable income tax effect, in accumulated other comprehensive income.

Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. During 2004, the Company adopted FIN 46, which resulted in the deconsolidation of the Company’s trust preferred subsidiaries, MidCarolina I and MidCarolina Trust II. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts are included in long-term debt and the Company’s equity interest in the trust was included in other assets. The deconsolidation of the trust did not materially impact net income.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004 and 2003 would have decreased by approximately $51,000 for both years. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

Reclassification

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note C - Investment Securities

The following is a summary of investment securities by major classification at December 31, 2004 and 2003:

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. agency securities	$2,499	$—	$15	$2,484
Mortgage-backed securities	26,063	5	168	25,900
State and municipal	7,405	29	30	7,404
Other	124	—	—	124

Total	$36,091	$34	$213	$35,912

Securities held to maturity:
Other	$250	$—	$—	$250

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. agency securities	$2,007	$32	$5	$2,034
Mortgage-backed securities	2,603	42	—	2,645
State and municipal	2,900	35	4	2,931
Other	124	—	—	124

Total	$7,634	$109	$9	$7,734

Securities held to maturity:
Other	$250	$—	$—	$250

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. agency securities	$2,484	$15	$—	$—	$2,484	$15
Mortgage-backed securities	18,923	168	—	—	18,923	168
State and municipal	2,085	18	618	12	2,703	30

Total temporarily impaired securities	$23,492	$201	$618	$12	$24,110	$213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

	2003
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. agency securities	$1,016	$5	$—	$—	$1,016	$5
State and municipal	655	4	—	—	655	4

Total temporarily impaired securities	$1,671	$9	$—	$—	$1,671	$9

The aggregate amortized cost and fair value of investment securities available for sale at December 31, 2004, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
	Amortized cost	Fair value	Amortized cost	Fair value
	(Amounts in thousands)
U.S. agency securities:
Due in 1 year through 5 years	$1,999	$1,988	$—	$—
Due after 5 years through 10 years	500	496	—	—
State and municipal securities:
Due in 1 year through 5 years	1,927	1,924	—	—
Due after 5 years through 10 years	1,958	1,936	—	—
Due after 10 years	3,520	3,544	—	—
Other:
Due after 10 years	124	124	250	250
Mortgage-backed securities	26,063	25,900	—	—

Total	$36,091	$35,912	$250	$250

Proceeds from sales of investment securities available for sale amounted to $19.3 million and $381,000 for the years ended December 31, 2004 and 2003 respectively. Gross and net realized gains from the sales of investment securities available for sale amounted to $70,000 and $28,000 for the years ended December 31, 2004 and 2003, respectively.

Investment securities with amortized cost of $8.41 million and fair value of $8.38 million at December 31, 2004 were pledged to secure both financing from the Federal Home Loan Bank and for public monies on deposit as required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note D - Loans

Following is a summary of loans at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Real estate:
Construction loans	$27,715	$14,276
Commercial mortgage loans	88,220	71,113
Home equity lines of credit	34,715	29,221
Residential mortgage loans	28,630	27,010

Total real estate loans	179,280	141,620

Commercial and industrial loans	30,464	30,893
Loans to individuals for household, family and other personal expenditures	7,911	6,431
Net deferred loan origination costs (fees)	28	(31)

Total loans	$217,683	$178,913

At December 31, 2004 and 2003, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $254,000 and $589,000, respectively, consisting of nonaccrual loans. The corresponding valuation allowances were $28,000 and $134,000, respectively. For the years ended December 31, 2004 and 2003, the average recorded investment in impaired loans was approximately $834,000 and $480,000, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

The Company’s lending is concentrated primarily in Alamance County and the surrounding communities in which it operates. The Company had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors and their affiliates (amounts in thousands):

Balance at December 31, 2003	$1,569
New loans	1,335
Principal repayments	(724)

Balance at December 31, 2004	$2,180

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note E - Allowance for Loan Losses

An analysis of activity in the allowance for loan losses for the years ended December 31, 2004 and 2003 follows:

	2004	2003
	(Amounts in thousands)
Balance at beginning of year	$2,522	$2,088
Provision for loan losses	1,030	586

Charge-offs	(754)	(202)
Recoveries	67	50

Net charge-offs	(687)	(152)

Balance at end of year	$2,865	$2,522

Note F - Premises and Equipment

The following is a summary of premises and equipment:

	2004	2003
	(Amounts in thousands)
Land	$1,081	$1,081
Buildings and leasehold improvements	3,005	2,975
Furniture and equipment	2,197	1,974

	6,283	6,030
Less accumulated depreciation	(2,144)	(1,784)

Total	$4,139	$4,246

Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $360,000 and $308,000, respectively.

Note G - Time Deposits

Time deposits in denominations of $100,000 or more were $67.0 million and $30.2 million at December 31, 2004 and 2003, respectively. Interest expense on such deposits aggregated approximately $919,000 and $1.0 million in 2004 and 2003, respectively. Time deposits maturing subsequent to December 31, 2004 are as follows (amounts in thousands):

2005	$106,364
2006	25,063
2007	1,784
2008	553
2009	350

$134,114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note H - Leases

As of December 31, 2004, the Company leases office space under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year Ending December 31,
2005	$84
2006	59
2007	59
2008	59
2009	25

$286

The leases contain options for renewals after the expiration of the current lease terms. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2004 and 2003 amounted to $91,000 and $56,000, respectively.

Note I – Borrowings

Short-term borrowings

The Company has credit availability totaling approximately $23.5 million from the FHLB, with $15.5 million outstanding with a daily rate of interest of 2.44% at December 31, 2004. This has been classified as short-term borrowings in the balance sheet. Borrowings must be adequately collateralized. At December 31, 2003, the outstanding short-term borrowings amounted to $18.5 million.

Long-term debt

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). As a member, the Company is required to invest in the stock of the FHLB. The stock is carried at cost since it has no quoted fair value. All stock in the FHLB, together with various investment securities and a floating lien of $105.6 million on qualifying loans, are pledged as collateral to secure any borrowings. At December 31, there were the following borrowings:

Maturity	Fixed Interest Rate	2004	2003
		(Amounts in thousands)
March 17, 2009	1.73%	$8,000	—
March 17, 2010	5.92%	1,500	$1,500
March 17, 2010	5.71%	2,500	2,500
September 4, 2012	3.56%	2,000	2,000
September 4, 2012	3.56%	2,000	2,000
March 10, 2013	2.91%	10,000	10,000

		$26,000	$18,000

At December 31, 2004 and 2003, the weighted average interest rates on the above advances were 3.09% and 3.69%, respectively. The above borrowings have been classified as long-term debt in the balance sheet.

The Company issued $8.8 million of junior subordinated debentures to its wholly owned capital trusts, MidCarolina I and MidCarolina Trust II, to fully and unconditionally guarantee the preferred securities issued by the trusts. These long term obligations, which currently quality as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the trusts’ obligations under the Capital Trust Securities. See also Note B for a detailed discussion of the January 2003 FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

A description of the Junior Subordinated debentures outstanding is as follows:

Issuing Entity	Date of Issuance	Interest Rate	Maturity Date	Principal Amount
				2004	2003
MidCarolina I	10/29/2002	Libor plus 3.45%	11/07/2032	$5,155	$5,000

MidCarolina Trust II	12/03/2003	Libor plus 2.90%	10/07/2033	3,609	3,500

				$8,764	$8,500

Note J - Income Taxes

The significant components of the provision for income taxes are as follows:

	2004	2003
	(Amounts in thousands)
Current tax provision:
Federal	$828	$973
State	231	203

	1,059	1,176

Deferred tax provision:
Federal	(89)	(277)
State	(20)	(64)

	(109)	(341)

Net provision for income taxes	$950	$835

A reconciliation of expected income taxes at the statutory federal income tax rate of 34% with the recorded provision for income taxes follows:

	2004	2003
	(Amounts in thousands)
Income tax at statutory rate	$983	$849

Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	139	92
Income from bank-owned life insurance	(91)	(115)
Nontaxable interest	(118)	—
Other	37	9

Provision for income taxes	$950	$835

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) at December 31, 2004 and 2003 are presented below:

	2004	2003
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$930	$902
Deferred compensation	328	224
Other comprehensive income	55	—

Total deferred tax assets	1,313	1,126

Deferred tax liabilities relating to:
Property and equipment	—	(71)
Deferred loan fees	(78)	(5)
Other comprehensive income	—	(12)
Other	(21)	—

Total deferred tax liabilities	(99)	(88)

Net recorded deferred tax asset	$1,214	$1,038

Note K - Savings Plan

The Company maintains a contributory savings plan under Section 401(k) of the Internal Revenue Code covering all employees who have completed three months of service and are at least eighteen years of age. Under the plan, employee contributions are matched by the Company in an amount equal to 75% of the first 6% of compensation contributed by the employee. Such matching becomes fully vested when the employee reaches five years of service according to the following schedule: 1 year, 20%; 2 years, 40%; 3 years, 60%, 4 years, 80%, 5 or more years, 100%. Total savings plan expense was $119,000 for 2004 and $173,000 for 2003.

Note L - Stock Options

During 1998, the Board of Directors and shareholders approved a non-qualified stock option plan for certain original Directors of the Company, and 237,600 shares of authorized and unissued stock were reserved for award. At adoption, all options were granted at an exercise price of $4.73 per share, the fair value of the stock on the date of grant. Director options vested 100% on the date of grant. The options are granted for a ten-year term.

During 1998, the Board of Directors and shareholders approved an Incentive Stock Option Plan for officers and key employees. Under the provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Board of Directors at the fair value of the stock on the date of grant. The Board reserved 237,600 shares of authorized and unissued stock for grant. Options have a vesting schedule that provides that 20% of the options granted will be vested and exercisable on the date of grant and 20% will vest and become exercisable on each of the next four annual anniversary dates thereafter. The options are granted for a ten-year term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

A summary of the Company’s stock option activity and related information for the years ended December 31, 2004 and 2003 reflecting the effects of stock dividends declared, including the 20% stock dividend declared in 2004 and distributed in 2005 and the 20% stock dividend declared and distributed in 2004, is as follows:

	Shares Available for Future Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2002	18,717	416,354	$5.15	381,507	$4.89

Options granted	(14,400)	14,400	11.73	2,880	11.73
Options vested	—	—	—	8,787	5.05
Options exercised	—	(34,635)	4.85	(34,635)	4.85
Options forfeited	4,486	(4,486)	5.30	—	—

At December 31, 2003	8,803	391,633	$5.41	358,539	$5.03

Options granted	—	—	—	—	—
Options vested	—	—	—	14,634	8.35
Options exercised	—	(23,204)	4.73	(23,204)	4.73
Options forfeited	—	—	—	—	—

At December 31, 2004	8,803	368,429	$5.45	349,969	$5.19

Additional information concerning the Company’s stock options is as follows:

Range of Exercise Prices	Number Outstanding at December 31, 2004	Number Exercisable at December 31, 2004
$4.73 - 6.31	329,477	329,477
$9.15 - 13.37	38,952	20,492

Outstanding at end of year	368,429	349,969

The weighted average remaining contractual life of those options was 45 months.

The estimated per share fair value of options granted together with the assumptions used in estimating these fair values, are displayed below:

	2004	2003
Estimated fair value of options granted	$—	$1.86

Assumptions in estimating option values:
Risk-free rate	—	3.00%
Dividend yield	—	0.00%
Volatility	—	27.00%
Expected life	—	10 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note M - Officers’ Deferred Compensation

In 2002 the Company implemented a non-qualifying deferred compensation plan for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to offset the cost of benefit payments. Benefits for each officer participating in the plan will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $331,000 in 2004 and $359,000 in 2003 were expensed for future benefits to be provided under this plan. The total liability under this plan was $884,000 at December 31, 2004 and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

Note N - Employment Agreement

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

Note O - Contingent Liabilities and Commitments

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, letters of credit and commitments to sell loans.

A summary of the Company’s commitments and contingent liabilities at December 31, 2004 and 2003 is as follows (amounts in thousands):

	2004	2003
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	$53,691	$47,041
Commitments to sell loans held for sale	5,657	4,981
Financial standby letters of credit, net	1,878	—

Commitments to originate new loans or extend credit and letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Company’s credit policies and procedures for credit commitments are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not incurred any losses on its commitments in both 2004 and 2003.

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At December 31, 2004 and 2003, the aggregate fair value of the commitments approximated the carrying value of the loans to be sold.

Financial standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note P - Shareholders’ Equity

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

As of December 31, 2004 and 2003, the Bank’s capital ratios exceeded levels deemed “well-capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since the notification that management believes have changed the Bank’s category.

	For the Bank		Minimum Requirements
	Capital Amount	Capital Ratio	For Capital Adequacy	To Be Well Capitalized
	(Dollars in thousands)
As of December 31, 2004
Tier I capital (to risk-weighted assets)	$24,946	9.96%	4.00%	6.00%
Total capital - Tier II capital (to risk-weighted assets)	27,811	11.10%	8.00%	10.00%
Leverage - Tier I capital (to average assets)	24,946	8.85%	4.00%	5.00%

As of December 31, 2003
Tier I capital (to risk-weighted assets)	$19,187	9.89%	4.00%	6.00%
Total capital - Tier II capital (to risk-weighted assets)	25,346	13.06%	8.00%	10.00%
Leverage - Tier I capital (to average assets)	19,187	9.51%	4.00%	5.00%

The Company is also subject to these capital requirements. At December 31, 2004, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.13%, 8.78% and 7.83%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note Q - Derivatives

The following table sets forth certain information concerning the Company’s interest rate swap at December 31, 2004:

(Amounts in thousands)
Type
Receive fixed swap	$5,000
Receive rate	2.53%
Pay rate	3.45%
Fair value	$25

Year-to-date Activity
Balance, December 31, 2003	$5,000
Additions	—
Maturities/amortizations	—

Balance, December 31, 2004	$5,000

Maturity Schedule
Three years	$5,000

The $5.0 million notional amount of derivatives used in interest rate risk management is used to hedge LIBOR based subordinated debt securities. The Company does not utilize derivatives for trading purposes.

Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2004, the Company’s interest rate swap reflected an unrealized gain of $25,000

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rates indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. At December 31, 2004, the Company had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by the Company.

Note R - Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires a company to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003, respectively.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Federal Funds Sold and Interest-Earning Deposits

The carrying amounts for cash and due from banks, federal funds sold and interest-earning deposits approximate fair value because of the short maturities of those instruments. These instruments are considered cash and cash equivalents.

Investment Securities

Fair value for investment securities, excluding Federal Home Loan Bank stock, is based on quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

Deposits, Short-term Borrowings and Long-term Debt

The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits, short-term borrowings and long-term debt is estimated based upon the discounted value of projected future cash outflows using the rates currently offered for instruments of similar remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and accrued interest payable are assumed to approximate fair values.

Derivative Financial Instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note O, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of December 31, 2004
Financial assets:
Cash and cash equivalents	$10,093	$10,093
Investment securities available for sale	35,912	35,912
Investment securities held to maturity	250	250
Loans held for sale	5,657	5,657
Loans	217,683	219,635
Federal Home Loan Bank stock	2,292	2,292
Investment in life insurance	6,783	6,783
Accrued interest receivable	1,000	1,000
Financial liabilities:
Deposits	$216,791	$210,807
Short-term borrowings	15,500	15,500
Long-term debt	34,764	29,606
Accrued interest payable	138	138
Derivative financial instruments:
Interest rate swap - asset	$25	$25

As of December 31, 2003
Financial assets:
Cash and cash equivalents	$8,545	$8,545
Investment securities available for sale	7,734	7,734
Investment securities held to maturity	250	250
Loans held for sale	4,981	4,981
Loans	178,913	180,093
Federal Home Loan Bank stock	1,825	1,825
Investment in life insurance	6,549	6,549
Accrued interest receivable	655	655
Financial liabilities:
Deposits	$151,982	$154,696
Short-term borrowings	18,500	18,500
Long-term debt	26,500	26,394
Accrued interest payable	223	223
Derivative financial instruments:
Interest rate swap - liability	$65	$65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note S - Parent Company Financial Data

MidCarolina Financial Corporation’s condensed balance sheets as of December 31, 2004 and 2003, and its related condensed statements of operations and cash flows for the years then ended are as follows:

Condensed Balance Sheets

December 31, 2004 and 2003

(Amounts in thousands)

	2004	2003
Assets:
Investment in subsidiaries	$24,826	$22,923
Other assets	615	252

Total assets	$25,441	$23,175

Liabilities and Shareholders’ Equity:
Liabilities:
Junior subordinated debentures	$8,764	$8,500
Other liabilities	253	264

Total liabilities	9,017	8,764

Shareholders’ Equity:
Common stock	11,352	11,161
Retained earnings	5,171	3,229
Accumulated other comprehensive income	(99)	21

Total shareholders’ equity	16,424	14,411

Total liabilities and shareholders’ equity	$25,441	$23,175

Condensed Statements of Operations

Years ended December 31, 2004 and 2003

(Amounts in thousands)

Equity in earnings of subsidiaries	$2,268	$2,019
Interest expense	(433)	(356)
Income tax benefit	107	—

Net income	$1,942	$1,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Condensed Statements of Cash Flow

Years ended December 31, 2004 and 2003

(Amounts in thousands)

	2004	2003
Cash flows from operating activities:
Net income	$1,942	$1,663
Adjustments to reconcile net income to net cash used by operating activities:
Equity in earnings of subsidiaries	(2,268)	(2,019)
Amortization	8	6
Increase in other liabilities	20	87

Net increase provided by operating activities	(298)	(263)

Cash flows from investing activities:
Investment in subsidiaries	(237)	(3,640)

Net decrease used by investing activities	(237)	(3,640)

Cash flow from financing activities:
Debt issuance costs	—	(87)
Proceeds from subordinated debentures	—	3,500
Proceeds from exercise of stock options	110	134
Dividends from subsidiaries	425	356

Net increase provided by financing activities	535	3,903

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

Note T - Subsequent Events (Unaudited)

On February 23, 2005, MidCarolina Financial Corporation announced that it has reached an agreement with Diversified Mortgage Products, Inc. (DMI) to terminate its contract with DMI over the next ninety days, with the final day of the contract term expected to be May 11, 2005. Under this contract, DMI has been processing mortgages for Lending Tree and placing residential mortgage loans within the Company’s wholly owned banking subsidiary, MidCarolina Bank. The Company anticipates that over the remainder of 2005, it will substantially offset the discontinuation of loan production under its contract with DMI through MidCarolina Bank’s continued development of other lines of business and its internal loan production and through the reduction in loan production expenses resulting from the termination of the DMI contract. The Company will incur no termination penalties. The Company and DMI mutually agreed to terminate the contract given the Company’s desire to focus upon its internal loan production activities and DMI’s need for greater capacity and flexibly.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Security Ownership of Certain Beneficial Owners” contained in the Proxy Statement which is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item set forth under the section captioned “Certain Indebtedness and Transactions of Management” contained in the Proxy Statement, which is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

13(a) Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit 2(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit 2(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998

Exhibit (10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000.

Exhibit (10)(vi)	Omnibus Stock Ownership and Long-Term Incentive Plan incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB for the fiscal year ended December 31, 2003

Exhibit (14)	Code of Ethics incorporated herein by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2003

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

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

MIDCAROLINA BANK

Date: March 22, 2005	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randolph J. Cary, Jr.	President, Chief Executive Officer and Director	March 22, 2005
Randolph J. Cary, Jr.

/s/ Charles T. Canaday	Senior Vice President and Chief Operating Officer	March 22, 2005
Charles T. Canaday

/s/ Christopher B. Redcay	Senior Vice President and Chief Financial Officer	March 22, 2005
Christopher B. Redcay

/s/ R. Craig Patterson	Senior Vice President	March 22, 2005
R. Craig Patterson

/s/ H. Thomas Bobo	Director	March 22, 2005
H. Thomas Bobo

/s/ James R. Copland, III	Chairman and Director	March 22, 2005
James R. Copland, III

/s/ Thomas E. Chandler	Director	March 22, 2005
Thomas E. Chandler

/s/ Ralph M. Holt, Jr.	Vice Chairman and Director	March 22, 2005
Ralph M. Holt, Jr.

/s/ F.D. Hornaday, III	Director	March 22, 2005
F.D. Hornaday, III

/s/ Teena M. Koury	Director	March 22, 2005
Teena M. Koury

/s/ John Love	Director	March 22, 2005
John Love

/s/ James B. Powell	Director	March 22, 2005
James B. Powell

/s/ John K. Roberts	Director	March 22, 2005
John K. Roberts

/s/ James H. Smith, Jr.	Director	March 22, 2005
James H. Smith, Jr.

/s/ Robert A. Ward	Director	March 22, 2005
Robert A. Ward

/s/ Dexter R. Barbee, Sr.	Director	March 22, 2005
Dexter R. Barbee, Sr.