Form 10QSB
period 2005-03-31
MIDCAROLINA FINANCIAL CORP
filed 2005-05-13
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-49848

MidCarolina Financial Corporation

(Exact name of Small Business Issuer as specified in its charter)

North Carolina	55-0790872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 South Church Street Burlington, North Carolina	27216
(Address of principal executive offices)	(Zip Code)

(336)538-1600

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 10, 2005, the registrant had outstanding 2,500,884 shares of Common Stock, no par value.

Part I. Financial Information

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004 (*)
	(Amounts in thousands)
ASSETS

Cash and due from banks	$947	$906
Federal funds sold and interest-earning deposits at FHLB	11,021	9,187
Investment securities:
Available for sale	40,090	35,912
Held to maturity	250	250
Loans held for sale	4,706	5,657
Loans	234,380	217,683
Allowance for loan losses	(3,134)	(2,865)

NET LOANS	231,246	214,818
Investment in stock of FHLB of Atlanta	1,987	2,292
Investment in life insurance	6,846	6,783
Premises and equipment, net	4,124	4,139
Other assets	5,367	4,944

TOTAL ASSETS	$306,584	$284,888

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$29,699	$23,667
Interest-bearing demand	53,154	52,345
Savings	6,952	6,665
Time	158,250	134,114

TOTAL DEPOSITS	248,055	216,791

Short-term borrowings	5,500	15,500
Long-term borrowings	34,764	34,764
Accrued expenses and other liabilities	1,628	1,409

TOTAL LIABILITIES	289,947	268,464

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—
Common stock, no par value, 80,000,000 shares authorized; 2,500,844 and 2,084,392 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	11,352	11,352
Retained earnings	5,665	5,171
Accumulated other comprehensive loss	(380)	(99)

TOTAL SHAREHOLDERS’ EQUITY	16,637	16,424

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$306,584	$284,888

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$3,390	$2,482
Investment securities:
Taxable	313	82
Tax-exempt	73	67
Federal funds sold and interest-bearing deposits	40	7
Other	19	7

TOTAL INTEREST INCOME	3,835	2,647

INTEREST EXPENSE
Demand deposits	168	106
Savings	8	8
Time	941	432
Borrowings	387	386

TOTAL INTEREST EXPENSE	1,504	932

NET INTEREST INCOME	2,331	1,715
PROVISION FOR LOAN LOSSES	271	157

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,060	1,558

NON-INTEREST INCOME
Service charges on deposits accounts	213	262
Mortgage operations	404	482
Income from brokerage activities	57	50
Increase in cash surrender value of life insurance	63	62
Other (Note F)	52	86

TOTAL NON-INTEREST INCOME	789	942

NON-INTEREST EXPENSE
Salaries and employee benefits	1,240	1,257
Occupancy and equipment	248	194
Data processing and other outside services	221	195
Office supplies and postage	69	59
Deposit and other insurance	48	34
Professional and other services	36	53
Advertising	63	16
Other (Note F)	166	102

TOTAL NON-INTEREST EXPENSE	2,091	1,910

INCOME BEFORE INCOME TAXES	758	590

INCOME TAXES	258	182

NET INCOME	$500	$408

NET INCOME PER COMMON SHARE
Basic	$.20	$.16

Diluted	$.18	$.15

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands)
Net income	$500	$408

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(546)	141
Tax effect	215	(50)
Reclassification of (gains) losses recognized in net income	1	(44)
Tax effect	—	15

Net of tax amount	(330)	62

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	81	(86)
Tax effect	(32)	31

Net of tax amount	49	(55)

Total other comprehensive income (loss)	(281)	7

Comprehensive income	$219	$415

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2004	2,084,382	$11,352	$5,171	$(99)	$16,424
Net income	—	—	500	—	500
Other comprehensive income, net of tax	—	—	—	(281)	(281)
Effect of 6-for-5 split	416,502	—	(6)	—	(6)

Balance at March 31, 2005	2,500,884	$11,352	$5,665	$(380)	$16,637

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$500	$408
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	(17)	101
Provision for loan losses	271	157
(Gain) loss on sale of investment securities available for sale	1	(44)
(Increase) decrease in mortgage loans held for sale	951	(586)
Net increase in cash surrender value of life insurance	(63)	(60)
Change in assets and liabilities:
Increase in other assets	(597)	(149)
Increase in accrued expenses and other liabilities	483	133

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,529	(40)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(11,064)	(19,149)
Maturities and calls on investment securities available for sale	—	500
Principal paydowns on investment securities available for sale	999	316
Sale of investment securities available for sale	5,447	2,253
Net increase in loans from originations and principal repayments	(16,699)	(8,727)
(Purchase) redemption of FHLB stock	305	(100)
Proceeds from sale of foreclosed assets	172	—
Purchases of premises and equipment	(72)	(67)

NET CASH USED BY INVESTING ACTIVITIES	(20,912)	(24,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,264	22,285
Net increase in borrowings	(10,000)	2,000
Purchase of fractional shares	(6)	—
Proceeds from stock options exercised	—	55

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,258	24,340

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,875	(674)

CASH AND CASH EQUIVALENTS, BEGINNING	10,093	8,545

CASH AND CASH EQUIVALENTS, ENDING	$11,968	$7,871

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”). and its wholly-owned subsidiary MidCarolina Bank (the “Bank”) and its wholly-owned subsidiary, MidCarolina Investment Corporation, through which an unaffiliated broker-dealer, provides customers of the Bank with products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2005, loan commitments were as follows (in thousands):

Commitments to extend credit	$28,086
Undisbursed lines of credit	25,158
Commitments to sell loans held for sale	4,706

NOTE C - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for an 6-for-5 stock split effected in the form of a 20% stock dividend distributed January 14, 2005. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2005	2004
Weighted average number of common shares used in computing basic net income per share	2,500,940	2,488,716
Effect of dilutive stock options	204,225	192,896

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,705,165	2,681,612

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

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$500	$408
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9)	(13)

Pro forma	$491	$395

Basic earnings per share:
As reported	$.20	$.16
Pro forma	.20	.16

Diluted earnings per share:
As reported	$.18	$.15
Pro forma	.18	.15

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At March 31, 2005		At December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$191,842	82.23%	$179,272	82.37%
Commercial and industrial loans	34,528	14.44%	30,464	14.00%
Loans to individuals	7,955	3.33%	7,919	3.63%

Subtotal	234,325	100.00%	217,655	100.00%

Less: Net deferred loan orignation	55		28

Loans	$234,380		$217,683

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Balance at beginning of period	$2,865	$2,522

Provision charged to operations	271	157

Charge-offs	(8)	(75)
Recoveries	6	56

Net charge-offs	(2)	(19)

Balance at end of period	$3,134	$2,660

The following is a summary of nonperforming assets at the periods presented:

	March 31,	December 31,
	2005	2004
	(In thousands)
Nonaccrual loans	$249	$254
Foreclosed assets	1,859	2,031

Total	$2,108	$2,285

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Gain (loss) on sale of investment securities	$(1)	$44
Debit card income	23	18
ATM interchange income	5	5
Safe deposit rent	3	3
Check upcharge	6	4
Other	16	12

Total	$52	$86

The major components of other non-interest expense are as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Travel	$54	$22
Contributions	10	6
Director fees	22	22
Dues and memberships	5	6
Credit reports and filing fees	8	9
Hazard insurance	—	3
Appraisals	3	7
Deposit charge offs	2	4
Loan collection expense	40	—
Other	22	23

Total	$166	$102

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

Financial Condition at March 31, 2005 and December 31, 2004

During the three-month period ending March 31, 2005, our total assets increased by $21.7 million to $306.6 million from $284.9 million at December 31, 2004. At March 31, 2005, loans totaled $234.4 million, an increase of $16.7 million, or 7.67%, for the three months, as loan demand continues to be strong in our markets. Our loan portfolio had increases in real estate and commercial loans in the amount of $12.6 million and $4.1 million, respectively. Loans to individuals increased by $36,000 to $8.0 million. Federal funds sold and interest-earning deposits increased by $1.8 million to $11.0 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at FHLB and investment securities and loans held for sale increased by $5.0 million during the three months, to $56.6 million or 18.51% of total assets at March 31, 2005 versus $51.7 million, or 18.14% of total assets, at December 31, 2004. The growth in liquid assets ocurred in investment securities available for sale and interest-earning deposits. At March 31, 2005, investment securities available for sale totaled $40.1 million, an increase of $4.2 million, or 11.63% compared to December 31, 2004. Federal funds sold and interest-earning deposits increased 19.96% to $11.0 million at March 31, 2005.

Deposits continue to be our primary funding source. At March 31, 2005, deposits totaled $248.1 million, an increase of $31.3 million, or 14.42%, from year-end 2004. Included in the deposit balances are $44.9 million of brokered certificates of deposit, an increase of $15.3 million or 51.69%, from year-end. We also utilize borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $10.0 million to $31.5 million at March 31, 2005, as deposit increases offset the demand for FHLB borrowings.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2005, our shareholders’ equity totaled $16.6 million, an increase of $213,000 from the December 31, 2004 balance. This increase resulted from net income of $500,000 for the three months, net of unrealized losses on available for sale securities in the amount of $330,000 and a $49,000 unrealized gain on cash flow hedging activites for the three months ended March 31, 2005.

Comparison of Results of Operations for the

Three Months Ended March 31, 2005 and 2004

Net Income. Our net income for the three months ended March 31, 2005 was $500,000, an increase of $92,000, or 22.55%, from net income of $408,000 for the same three-month period in 2004. Net income per diluted share of $0.18 increased $0.03 per diluted share compared to the prior period. We have experienced strong growth, with total assets averaging $291.4 million during the current three-month period compared to $221.4 million in the prior year period, an increase of 31.62%. An environment of near historic low interest rates seems to have abated; our interest rate spread and net yield on average interest-earning assets increased 13 basis points and 14 basis points respectively. An increase in net interest income and a decrease in non-interest income for the quarter ended March 31, 2004 of $616,000 and $153,000, respectively, exceeded increases of $181,000 in non-interest expenses and $114,000 in the provision for loan losses.

Net Interest Income. Net interest income increased by $616,000, or 35.92%, to $2.3 million for the three months ended March 31, 2005. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates that occurred from quarter to quarter. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversly, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposts or borrowings. Average interest-earning assets increased $66.1 million, or 31.21%, during the first three months of 2005 as compared with the same period in 2004. Our average yield on total interest-earning assets increased by 57 basis points from 5.03% to 5.60%. Our average total interest-bearing liabilities increased by $62.0 million, or 33.33%, slightly more than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased less than our yield on assets, increasing 45 basis points from 2.01% to 2.46%, reflecting the competitive demand for deposits in our markets. For the three months ended March 31, 2005, our net interest spread was 3.14% and our net interest margin was 3.40%. For the three months ended March 31, 2004, our net interest rate spread was 3.00% and our net interest margin was 3.25%.

Provision for Loan Losses. Our provision for loan losses for the three months ended March 31, 2005 was $271,000, representing an increase of $114,000 from the $157,000 provision we made for the three months ended March 31, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Bank has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged of loans were $6,000 during the three months ended March 31, 2005, offset by $8,000 of loan charge-offs. At March 31, 2005, we had non-accrual loans in the amount of $249,000, while the allowance for loan losses increased to $3.1 million, or 1.34% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2004, we had nonaccrual loans in the amount of $254,000, while the allowance for loan losses stood at $2.9 million, or 1.32% of total loans.

Non-Interest Income. For the first three months of 2005, non-interest income decreased $153,000, or 16.24%, to $789,000 from $942,000 for the same period the prior year. Decreases for the three months ended March 31, 2005 include a decrease of $49,000 in service charges and fees on deposit accounts as a result of waived deposit service charges reflecting competitive pressures, a decrease of $78,000 in mortgage operations income as a result of decreased originations affected by our previously announced discontinuation of our mortgage loan origination office in Raleigh, NC, partially offset by an increase in brokerage related income of $7,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended March 31, 2005, total non-interest expense increased $181,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses decreased $17,000, reflecting the decrease in commissions paid on mortgage originations. Data processing and other related outside services increased by $26,000, occupancy and equipment costs increased $54,000, advertising expense increased $47,000 and increases in our other non-interest expenses amounted to $64,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.04% and 30.85%, respectively, for the three months ended March 31, 2005 and 2004. The increase in the tax rate accrual is due to a proportionately higher percentage of state taxable income in 2005.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of interest-bearing bank deposits, federal funds sold, investment securities held for sale and loans held for sale. These aggregated $56.6 million at March 31, 2005 compared to $51.7 million at December 31, 2004. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $92.0 million from the FHLB of Atlanta, subject to collateral constraints, with $31.5 million outstanding at March 31, 2005 and $41.5 million at December 31, 2004. We have decreased our borrowings with the FHLB offset by growth in brokered certificates of deposit. All borrowings with FHLB of Atlanta must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2005, our equity to average asset ratio was 5.43%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2005 was 10.55%.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2005 to January 31, 2005	1,700	$17.00	1,700	N/A
February 1, 2005 to February 28, 2005	700	$16.85	700	N/A
March 1, 2005 to March 31, 2005	1,300	$15.90	1,300	N/A

Year-to-date	3,700	$16.59	3,700

Item 6. Exhibits

(a)	Exhibits.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 13, 2002.

Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998, filed with the FDIC.

Exhibit (10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the FDIC.

Exhibit (10)(vi)	Omnibus Stock Ownership and Long-Term Incentive Plan incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit (11)	See Note C to the Consolidated Financial Statements

Exhibit (14)	Code of Ethics incorporated herein by reference to Exhibit 14 to the year ended December 31, 2003.

Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: May 13, 2005	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr. President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer