Form 10QSB
period 2005-06-30
MIDCAROLINA FINANCIAL CORP
filed 2005-08-12
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 5, 2005, the registrant had outstanding 2,500,884 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004 (*)
	(Amounts in thousands)
ASSETS

Cash and due from banks	$1,159	$906
Federal funds sold and interest-earning deposits at FHLB	7,670	9,187
Investment securities:
Available for sale	46,178	35,912
Held to maturity	250	250
Loans held for sale	3,995	5,657
Loans	258,156	217,683
Allowance for loan losses	(3,501)	(2,865)

NET LOANS	254,655	214,818
Investment in stock of FHLB of Atlanta	1,964	2,292
Investment in life insurance	6,909	6,783
Premises and equipment, net	4,127	4,139
Other assets	5,851	4,944

TOTAL ASSETS	$332,758	$284,888

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$32,729	$23,667
Interest-bearing demand	51,813	52,345
Savings	7,423	6,665
Time	181,704	134,114

TOTAL DEPOSITS	273,669	216,791

Short-term borrowings	5,000	15,500
Long-term borrowings	34,764	34,764
Accrued expenses and other liabilities	1,791	1,409

TOTAL LIABILITIES	315,224	268,464

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—
Common stock, no par value, 80,000,000 shares authorized; 2,500,844 and 2,084,392 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	11,352	11,352
Retained earnings	6,220	5,171
Accumulated other comprehensive loss	(38)	(99)

TOTAL SHAREHOLDERS’ EQUITY	17,534	16,424

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$332,758	$284,888

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$3,977	$2,493	$7,367	$4,975
Investment securities:
Taxable	355	202	171	284
Tax-exempt	98	72	668	139
Federal funds sold and interest-bearing deposits	44	10	84	17
Other	18	21	37	30

TOTAL INTEREST INCOME	4,492	2,798	8,327	5,445

INTEREST EXPENSE
Demand deposits	226	140	394	246
Savings	12	7	20	15
Time	1,235	465	2,176	897
Borrowings
Short-term	76	54	114	103
Long-term	342	326	691	663

TOTAL INTEREST EXPENSE	1,891	992	3,395	1,924

NET INTEREST INCOME	2,601	1,806	4,932	3,521
PROVISION FOR LOAN LOSSES	367	275	638	432

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,234	1,531	4,294	3,089

NON-INTEREST INCOME
Service charges on deposits accounts	245	306	458	568
Mortgage operations	337	545	741	1,027
Income from brokerage activities	66	72	123	122
Increase in cash surrender value of life insurance	63	58	126	120
Other	53	59	105	145

TOTAL NON-INTEREST INCOME	764	1,040	1,553	1,982

NON-INTEREST EXPENSE
Salaries and employee benefits	1,182	1,200	2,422	2,457
Occupancy and equipment	251	221	499	415
Data processing and other outside services	285	199	506	394
Office supplies and postage	60	78	129	137
Deposit and other insurance	42	19	90	53
Professional and other services	102	46	138	99
Advertising	109	53	172	69
Other	131	107	297	209

TOTAL NON-INTEREST EXPENSE	2,162	1,923	4,253	3,833

INCOME BEFORE INCOME TAXES	836	648	1,594	1,238
INCOME TAXES	281	213	539	395

NET INCOME	$555	$435	$1,055	$843

NET INCOME PER COMMON SHARE
Basic	$.22	$.18	$.42	$.34

Diluted	$.20	$.16	$.39	$.31

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Net income	$555	$435	$1,055	$843

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	605	(1,047)	60	(906)
Tax effect	(233)	378	(18)	327
Reclassification of gains recognized in net income	(2)	(13)	(1)	(57)
Tax effect	—	4	—	21

Net of tax amount	370	(678)	41	(615)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(49)	103	32	17
Tax effect	19	(37)	(12)	(6)

Net of tax amount	(30)	66	20	11

Total other comprehensive income (loss)	340	(612)	61	(604)

Comprehensive income (loss)	$895	$(177)	$1,116	$239

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2004	2,084,382	$11,352	$5,171	$(99)	$16,424
Net income	—	—	1,055	—	1,055
Other comprehensive income, net of tax	—	—	—	61	61
Effect of 6-for-5 split	416,502	—	(6)	—	(6)

Balance at June 30, 2005	2,500,884	$11,352	$6,220	$(38)	$17,534

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,055	$843
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	29	350
Provision for loan losses	638	432
(Gain) loss on sale of investment securities available for sale	(1)	(57)
(Gain) on sale of loans	(741)	(1,027)
Origination of loans held for sale	(39,334)	(59,151)
Proceeds from sales of loans held for sale	41,737	58,504
Net increase in cash surrender value of life insurance	(126)	(120)
Change in assets and liabilities:
(Increase) in other assets	(1,143)	(222)
Increase in accrued expenses and other liabilities	383	144

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,497	(304)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(21,855)	(24,973)
Maturities and calls on investment securities available for sale	—	500
Principal paydowns on investment securities available for sale	2,242	1,428
Sale of investment securities available for sale	9,572	3,022
Net increase in loans from originations and principal repayments	(40,475)	(18,536)
(Purchase) redemption of FHLB stock	328	(600)
Proceeds from sale of foreclosed assets	232	—
Purchases of premises and equipment	(177)	(106)

NET CASH USED BY INVESTING ACTIVITIES	(50,133)	(39,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	56,878	27,137
Net increase in borrowings	(10,500)	12,000
Purchase of fractional shares	(6)	—
Proceeds from stock options exercised	—	110

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,372	39,247

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,264)	(322)

CASH AND CASH EQUIVALENTS, BEGINNING	10,093	8,545

CASH AND CASH EQUIVALENTS, ENDING	$8,829	$8,223

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”). and its wholly-owned subsidiary MidCarolina Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, MidCarolina Investment Corporation, through which an unaffiliated broker-dealer, provides customers of the Bank with products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At June 30, 2005, loan commitments were as follows (in thousands):

Commitments to extend credit	$36,013
Undisbursed lines of credit	24,590
Commitments to sell loans held for sale	3,995
Standby letters of credit	9,249

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C - PER SHARE DATA (Continued)

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	2,500,884	2,464,313	2,500,912	2,489,992

Effect of dilutive stock options	211,201	189,254	207,141	195,655

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,712,085	2,653,567	2,708,052	2,685,647

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$555	$435	$1,055	$843
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(19)	(13)	(24)	(26)

Pro forma	$536	$422	$1,031	$817

Basic earnings per share:
As reported	$.22	.18	.42	.34
Pro forma	.21	.17	.41	.33

Diluted earnings per share:
As reported	$.20	$.16	.39	.31
Pro forma	.20	.16	.38	.30

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At June 30, 2005		At December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$215,939	83.65%	$179,272	82.37%
Commercial and industrial loans	34,631	13.42%	30,464	14.00%
Loans to individuals	7,555	2.93%	7,919	3.63%

Subtotal	258,125	100.00%	217,655	100.00%

Less: Net deferred loan origination	31		28

Loans	$258,156		$217,683

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$3,134	$2,660	$2,865	$2,522

Provision charged to operations	367	275	638	432

Charge-offs	(14)	(40)	(22)	(115)
Recoveries	14	3	20	59

Net charge-offs	—	(37)	(2)	(56)

Balance at end of period	$3,501	$2,898	$3,501	$2,898

The following is a summary of nonperforming assets at the periods presented:

	June 30, 2005	December 31, 2004
	(In thousands)
Nonaccrual loans	$403	$254
Foreclosed assets	1,799	2,031

Total	$2,202	$2,285

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

Financial Condition at June 30, 2005 and December 31, 2004

During the six-month period ending June 30, 2005, our total assets increased by $47.9 million to $332.8 million from $284.9 million at December 31, 2004. At June 30, 2005, loans totaled $258.2 million, an increase of $40.5 million, or 18.59%, for the six months, as loan demand continues to be strong in our markets. Our loan portfolio had increases in real estate and commercial loans in the amount of $36.7 million and $4.1 million, respectively. Loans to individuals decreased by $364,000 to $7.6 million. Federal funds sold and interest-earning deposits decreased by $1.5 million to $ 7.7 million.

Our total liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits at the FHLB and investment securities and loans held for sale increased by $7.3 million during the six months to $59.3 million, or 17.81% of total assets at June 30, 2005, versus $51.9 million, or 18.22% of total assets, at December 31, 2004. The growth in liquid assets occurred in investment securities available for sale. At June 30, 2005, investment securities available for sale totaled $46.1 million, an increase of $10.3 million, or 28.59% compared to December 31, 2004. Federal funds sold and interest-earning deposits decreased 16.51% to $7.7 million at June 30, 2005.

Deposits continue to be our primary funding source. At June 30, 2005, deposits totaled $273.7 million, an increase of $56.9 million, or 26.24%, from year-end 2004. Included in the deposit balances are $64.9 million of brokered certificates of deposit, an increase of $35.3 million or 119.26%, from year-end. We also utilize borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $10.5 million to $31.0 million at June 30, 2005, as deposit increases offset the demand for FHLB borrowings.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2005, our shareholders’ equity totaled $17.5 million, an increase of $1.1 million from the December 31, 2004 balance. This increase resulted from net income of $1.1 million for the six months, net of unrealized gain on available for sale securities in the amount of $41,000 and a $20,000 unrealized gain on cash flow hedging activities for the six months ended June 30, 2005.

Comparison of Results of Operations for the

Three Months Ended June 30, 2005 and 2004

Net Income. Our net income for the three months ended June 30, 2005 was $555,000, an increase of $120,000, or 27.59%, from net income of $435,000 for the same three-month period in 2004. Net income per diluted share of $0.20 increased $0.03 per diluted share compared to the prior period. We have experienced strong growth, with total assets averaging $319.1 million during the current three-month period compared to $247.0 million in the prior year period, an increase of 29.19%. An environment of near historic low interest rates seems to have abated; our interest rate spread and net yield on average interest-earning assets increased 25 basis points and 33 basis points respectively. An increase in net interest income and a decrease in non-interest income for the quarter ended June 30, 2005 of $795,000 and $276,000, respectively, exceeded increases of $239,000 in non-interest expenses and $92,000 in the provision for loan losses.

Net Interest Income. Net interest income increased by $795,000, or 44.02%, to $2.6 million for the three months ended June 30, 2005. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates that occurred from quarter to quarter. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets increased $70.5 million during the second three months of 2005, or 30.10% when compared with the same period in 2004. Our average yield on total interest-earning assets increased by 111 basis points from 4.80% to 5.91%. Our average total interest-bearing liabilities increased by $64.5 million, or 30.89%, slightly more than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased less than our yield on assets, increasing 85 basis points from 1.92% to 2.77%, reflecting the competitive demand for deposits in our markets. Our cost of in-market deposits were offset by the cost of wholesale deposits, as the rate for brokered (wholesale) deposits was generally less than the commensurate rate on in-market deposits. For the three months ended June 30, 2005, our net interest spread was 3.14% and our net interest margin was 3.42%. For the three months ended June 30, 2004, our net interest rate spread was 2.89% and our net interest margin was 3.09%.

Provision for Loan Losses. Our provision for loan losses for the three months ended June 30, 2005 was $367,000, representing an increase of $92,000 from the $275,000 provision we made for the three months ended June 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Bank has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged off loans were $14,000 during the three months ended June 30, 2005, offset by $14,000 of loan charge-offs. At June 30, 2005, we had non-accrual loans in the amount of $403,000, while the allowance for loan losses increased to $3.5 million, or 1.36% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2004, we had nonaccrual loans in the amount of $254,000, while the allowance for loan losses stood at $2.9 million, or 1.32% of total loans.

Non-Interest Income. For the second three months of 2005, non-interest income decreased $276,000, or 26.54%, to $764,000 from $1.0 million for the same period the prior year. Decreases for the three months ended June 30, 2005 include a decrease of $61,000 in service charges and fees on deposit accounts as a result of waived deposit service charges reflecting competitive pressures, a decrease of $208,000 in mortgage operations income as a result of decreased originations affected by our previously announced discontinuation of our mortgage loan origination office in Raleigh, NC, and a decrease in brokerage related income of $6,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended June 30, 2005, total non-interest expense increased $239,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses decreased $18,000, reflecting the decrease in commissions paid on mortgage originations. Data processing and other related outside services increased by $86,000, occupancy and equipment costs increased $30,000, advertising expense increased $56,000 and increases in our other non-interest expenses amounted to $24,000.

Provision for Income Taxes. Our provisions for income taxes, as a percentage of income before income taxes, were 33.61% and 32.87%, respectively, for the three months ended June 30, 2005 and 2004. The increase in the tax rate accrual is due to a proportionately higher percentage of state taxable income in 2005 as state taxable earning assets grew at a rate greater than non state taxable earning assets.

Comparison of Results of Operations for the

Six Months Ended June 30, 2005 and 2004

Net Income. Our net income for the six months ended June 30, 2005 was $1.1 million, an increase of $212,000 from net income of $843,000 for the same six-month period in 2004. Net income per share was $.39 diluted for the six months ended June 30, 2005, up from $.31 diluted for the same period in 2004. We have experienced strong growth, with total assets averaging $305.3 million during the current six-month period as compared to $234.2 million in the prior six-month period, an increase of 30.36%. In an environment of increasing interest rates, our interest rate spread and net yield on average interest-earning assets increased 19 basis points and 24 basis points, respectively. An increase in net interest income and a decrease in non-interest income for the six-months ended June 30, 2005 of $1.4 million and $429,000, respectively, exceeded increases of $420,000 in non-interest expenses, $206,000 in the provision for loan losses and $144,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $1.4 million, or 40.07%, to $4.9 million for the six months ended June 30, 2005. Our total interest income benefited from strong growth in the level of average earning assets and higher asset yields caused by the increase in short term interest rates that occurred from period to period. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $68.4 million, or 30.66%, during the first six months of 2005 as compared with the same period in 2004. Our average yield on total interest-earning assets increased by 85 basis points, from 4.91% to 5.76%. Our average total interest-bearing liabilities increased by $63.3 million, or 32.07%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 66 basis points from 1.96% to 2.62%. For the six months ended June 30, 2005, our net interest spread was 3.14% and our net interest margin was 3.41%. For the six months ended June 30, 2004, our net interest rate spread was 2.95% and our net interest margin was 3.17%.

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2005 was $638,000, representing an increase of $206,000 from the $432,000 provision we made for the six months ended June 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Our allowance increased primarily due to our increase in loans, which amounted to $258.2 million at June 30, 2005, an increase of $60.9 million from loans outstanding at June 30, 2004. Our net loan charge-offs were $2,000 during the six months ended June 30, 2005, as compared with $56,000 of net loan charge-offs in the same period of 2004. At June 30, 2005, we had non-accrual loans in the amount of $403,000, while the allowance for loan losses increased to $3.5 million, or 1.36% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2004, we had nonaccrual loans in the amount of $254,000, while the allowance for loan losses stood at $2.9 million, or 1.32% of total loans.

Non-Interest Income. For the first six months of 2005, non-interest income decreased $429,000, or 21.64%, to $1.6 million from $2.0 million for the same period the prior year. Changes for the six months ended June 30, 2005 include a decrease of $110,000 in service charges and fees on deposit accounts as a result of waived service charges resulting from in-market competitive pressures, a decrease of $286,000 in mortgage operations income as a result of decreased originations affected by our previously announced discontinuation of our mortgage loan origination office in Raleigh, NC, partially offset by an increase in brokerage related income of $1,000 and an increase in the growth of the cash value of life insurance in the amount of $6,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the six-months ended June 30, 2005, total non-interest expenses increased $420,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses decreased $35,000, reflecting the elimination of commission based personnel in the mortgage loan production office. Marketing expense increased $103,000 due to expanded advertising efforts. Data processing and other outside services increased $112,000 reflecting upgraded resources in the security of the bank’s information technology systems. Occupancy and equipment expenses increased by $84,000, and decreases in office supplies and postage expenses amounted to $8,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 33.82% and 31.91%, respectively, for the six months ended June 30, 2005 and 2004. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance. The increase in the tax rate accrual is due to a proportionately higher percentage of state taxable income in 2005 as state taxable earning assets grew at a rate greater than non state taxable earning assets.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash and due from banks, interest-bearing bank deposits, federal funds sold, investment securities available for sale and loans held for sale. These aggregated $59.0 million at June 30, 2005 compared to $51.9 million at December 31, 2004. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $100.0 million from the FHLB of Atlanta, subject to collateral constraints, with $31.0 million outstanding at June 30, 2005 and $41.5 million at December 31, 2004. We have decreased our borrowings with the FHLB offset by growth in brokered certificates of deposit. All borrowings with the FHLB of Atlanta must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2005, our year-to-date average equity to average asset ratio was 5.66%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at June 30, 2005 was 10.13%. The Company currently intends to issue a pooled noncummulative perpetual preferred stock. The issuance would be offered through a third party investment banker in the amount of $5 million. This transaction is anticipated to be completed during the third quarter of 2005. This additional capital should adequately provide for future expansion and growth needs and maintain the company at well capitalized regulatory levels.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of the Company’s common stock during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2005 to April 30, 2005	420	$15.40	420	N/A
May 1, 2005 to May 31, 2005	—	$—	—	N/A
June 1, 2005 to June 30, 2005	2,764	$15.75	2,764	N/A

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 23, 2005. Of 2,500,884 shares entitled to vote at the meeting, 1,431,328 (57.223%) shares voted. The following matters were voted on at the meeting:

Proposal 1:	To elect the members of the Board of Directors listed below for three-year terms or until their successors have been elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld
H. Tomas Bobo	1,429,429	1,899
F.D. Hornaday	1,429,904	1,424
Teena Marie Koury	1,428,242	3,086
John H. Love	1,424,537	6,791
James B. Powell	1,404,489	26,839

The following directors continue in office after the meeting:

James R. Copland, III; Ralph M. Holt, JR; James H. Smith, Jr; Robert A. Ward; John K. Roberts; Thomas E. Chandler; Dexter R. Barbee; Randolph J. Cary, JR

Proposal 2:	The ratification of the appointment of Dixon Hughes PLLC as the independent auditor for the Company for the fiscal year ending December 31, 2005.

For	Against	Abstain
1,416,419	475	14,434

Item 6. Exhibits

(a)	Exhibits.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 13, 2002.

Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit (10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998, filed with the FDIC.

Exhibit (10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the FDIC.

Exhibit (10)(vi)	Omnibus Stock Ownership and Long-Term Incentive Plan incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit (10)(vii)	Salary Continuation with named executive officers incorporated herein by reference to Exhibit 10(vii) to the Form 8-K dated November 18, 2004.

Exhibit (10)(viii)	Severance Agreements with named executive officers incorporated herein by reference to Exhibit 10(viii) to the Form 8-K dated March 15, 2005.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: August 12, 2005	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer