Form 10KSB/A
period 2004-12-31
MIDCAROLINA FINANCIAL CORP
filed 2005-08-31
CIK 1174872

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

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

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

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

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,					2004 $ Change	2004 % Change
	2004	2003	2002	2001	2000
Operating Data:
Total interest income	$12,174	$9,652	$8,982	$9,199	$8,222	$2,522	26.13%
Total interest expense	4,383	3,298	3,338	4,879	4,580	$1,085	32.90%

Net interest income	7,791	6,354	5,644	4,320	3,642	$1,437	22.62%
Provision for loan losses	1,030	586	573	735	540	$444	75.77%

Net interest income after provision	6,761	5,768	5,071	3,585	3,102	$993	17.22%
Noninterest income	4,141	3,575	2,091	1,382	574	$566	15.83%
Noninterest expense	8,010	6,845	5,398	4,049	3,208	$1,165	17.02%

Income before income taxes	2,892	2,498	1,764	918	468	$394	15.77%
Provision for income taxes	950	835	489	151	—	$115	13.77%

Net income	$1,942	$1,663	$1,275	$767	$468	$279	16.78%

Per Share Data (1):
Earnings per share - basic	$0.78	$0.68	$0.53	$0.32	$0.19	0.0980	14.41%
Earnings per share - diluted	0.72	0.63	0.49	0.31	0.18	0.0900	14.29%
Market price
High	21.25	16.67	10.33	10.42	8.36
Low	13.00	9.31	9.55	5.52	5.52
Close	17.50	14.64	9.90	10.10	5.79
Book value	6.56	5.82	5.16	4.61	4.23

Weighted average shares outstanding
Basic	2,495,651	2,463,359	2,423,202	2,403,685	2,403,181
Diluted	2,689,026	2,651,220	2,588,521	2,552,128	2,510,581

Selected Year-End Balance Sheet Data:
Total assets	$284,888	$212,561	$169,429	$137,471	117,402	$72,327	34.03%
Loans, held to maturity	217,683	178,913	141,207	114,424	89,903	$38,770	21.67%
Allowance for loan losses	2,865	2,522	2,088	1,633	1,319	$343	13.60%
Deposits	216,791	151,982	142,175	120,413	102,748	$64,809	42.64%
Short-term borrowings	15,500	18,500	—	1,000	—	$(3,000)	-16.22%
Long-term debt	34,764	26,500	13,000	4,000	4,000	$8,264	31.18%
Shareholders’ equity	16,424	14,411	12,681	11,096	10,163	$2,013	13.97%

Selected Average Balances:
Total assets	$253,352	$192,822	$157,437	128,632	103,499	$60,530	31.39%
Loans, net	204,121	160,041	118,702	100,816	75,775	$44,080	27.54%
Total interest-earning assets	241,992	177,780	144,870	119,086	96,027	$64,212	36.12%
Deposits	187,090	150,962	60,350	113,356	90,372	$36,128	23.93%
Total interest-bearing liabilities	215,080	158,961	131,171	106,028	85,364	$56,119	35.30%
Shareholders’ equity	15,484	13,665	11,833	10,679	9,745	$1,819	13.31%

Selected Performance Ratios:
Return on average assets	0.77%	0.86%	0.81%	0.60%	0.45%
Return on average equity	12.54%	12.17%	10.77%	7.18%	4.80%
Net interest spread	2.99%	3.35%	3.66%	2.82%	3.20%
Net interest margin	3.22%	3.57%	3.90%	0.11%	3.79%
Noninterest income to total revenue	34.70%	36.01%	27.03%	24.24%	13.61%
Noninterest income to average assets	1.63%	1.85%	1.33%	1.07%	0.55%
Noninterest expense to average assets	3.16%	3.55%	3.43%	3.15%	3.10%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.11%	0.32%	0.06%	0.65%	0.00%
Allowance for loan losses to period-end loans	1.32%	1.41%	1.48%	1.43%	1.47%
Allowance for loan losses to nonperforming loans	1127.95%	428.18%	2610.00%	218.61%	NM
Nonperforming assets to total assets	0.80%	0.29%	0.05%	0.54%	0.00%
Net loan charge-offs to average loans	0.34%	0.09%	0.10%	0.42%	0.21%

Capital Ratios:
Total risk-based capital	11.13%	13.11%	10.28%	9.45%	10.81%
Tier 1 risk-based capital	8.78%	9.95%	12.05%	10.70%	12.06%
Leverage ratio	7.83%	9.53%	9.59%	8.60%	9.82%
Equity to assets ratio	5.77%	6.78%	7.48%	8.07%	8.66%

Other Data:
Number of banking offices	6	5	4	4	3
Number of full time equivalent employees	77	63	41	33	33

(1)	All per share data has been restated to reflect the effects of a stock split effected in the form of a 25% stock dividend in 1999, a stock split effected in the form of a 20% stock dividend in 2001, a stock split effected in the form of a 10% stock dividend in 2002, and a stock split effected in the form of a 20% stock dividend in 2003 and 2004.

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

MidCarolina Financial Corporation

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net	$204,121	$10,840	5.31%	$160,041	$9,189	5.74%	$118,702	$8,209	6.92%
Investment securities	28,018	1,180	4.21%	8,079	322	3.99%	10,902	496	4.55%
Interest-earning cash deposits	7,664	74	0.97%	8,449	94	1.11%	14,824	248	1.67%
Other	2,189	80	3.65%	1,211	47	3.88%	442	29	6.56%

Total interest-earning assets	241,992	12,174	5.03%	177,780	9,652	5.43%	144,870	8,982	6.20%

Other assets	11,360			15,042			12,567

Total assets	$253,352			$192,822			$157,437

Interest-bearing liabilities:
Deposits:
Demand deposits	50,781	614	1.21%	36,346	313	0.86%	36,831	504	1.37%
Savings deposits	6,549	32	0.49%	5,569	27	0.48%	4,342	38	0.88%
Fixed maturity deposits	108,160	2,152	1.99%	90,110	1,953	2.17%	83,775	2,469	2.95%
Short term borrowed funds	23,090	311	1.35%	3,677	40	1.09%	5,360	273	5.09%
Long term borrowed funds	26,500	1,274	4.81%	23,259	965	4.15%	863	54	6.26%

Total interest-bearing liabilities	215,080	4,383	2.04%	158,961	3,298	2.07%	131,171	3,338	2.54%

Non-interest-bearing deposits	21,600			18,937			13,817
Other liabilities	1,188			1,259			616
Stockholders’ equity	15,484			13,665			11,833

Total liabilities and stockholders’ equity	$253,352			$192,822			$157,437

Net interest income and interest rate spread		$7,791	2.99%		$6,354	3.35%		$5,644	3.66%

Net yield on average interest-earning assets			3.22%			3.57%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.51%			111.84%			110.44%

MidCarolina Financial Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2004 vs. 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income:
Loans, net	$2,436	$(785)	$1,651
Investment securities	$817	$41	$858
Interest-earning cash deposits	$(8)	$(12)	$(20)
Other	$37	$(4)	$33

Total interest income	3,282	(760)	2,522

Interest expense:
Deposits
Demand deposits	$149	$152	$301
Savings deposits	$5	$—	$5
Short term borrowed funds	$236	$35	$271
Long term borrowed funds	$145	$164	$309

Total interest expense	535	351	886

Net interest income increase (decrease)	$2,747	$(1,111)	$1,636

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

MidCarolina Financial Corporation

Table 6

Contractual Obligations and Commitments

($ in thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	15,500	$15,500	$—	$—	$—
Long-term debt	34,764	—	—	8,000	26,764
Operating leases	286	84	118	84	—

Total contractual cash obligations excluding deposits	50,550	15,584	118	8,084	26,764

Time deposits	134,114	106,364	26,847	903	—

Total contractual cash obligations	$184,664	$121,948	$26,965	$8,987	$26,764

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments	$53,691	$48,601	$5,090	$—	$—

Commitments to sell loans held for sale	$5,657	$5,657	$—	$—	$—

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

MidCarolina Financial Corporation

Table 9

Loan Maturities

(In thousands)

	At December 31, 2004
	Due within one year		Due after one year but within five		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
By loan type:
Commercial and industrial and commercial mortgage	$90,026	5.50%	$28,168	6.31%	$490	7.17%	$118,684	5.70%
Real estate - construction	22,153	5.67%	5,437	6.13%	125	6.08%	27,715	5.76%

Total	112,179	5.53%	33,605	6.28%	615	6.95%	146,399	5.71%

By interest rate type:
Fixed rate loans	$7,723		$33,605		$615		$41,943
Variable rate loans	104,456		—		—		104,456

	112,179		33,605		615		146,399

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

MidCarolina Financial Corporation

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans	$254	$589	$80	$747	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	254	589	80	747	—

Repossessed Assets	—	22	11	—	—
Other real estate owned	2,031	—	—	—	—

Total nonperforming assets	$2,285	$611	$91	$747	$—

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	2,865	2,522	2,088	1,633	1,319
Nonperforming loans to year end loans	0.11%	0.32%	0.06%	0.65%	0.00%
Allowance for loan losses to year end loans	1.32%	1.41%	1.48%	1.43%	1.47%
Nonperforming assets to loans and other real estate	1.01%	0.33%	0.06%	0.65%	0.00%
Nonperforming assets to total assets	0.80%	0.29%	0.05%	0.54%	0.00%
Allowance for loan losses to nonperforming loans	1127.95%	428.18%	2610.00%	218.61%	NM

MidCarolina Financial Corporation

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2004		2003		2002		2001		2000
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans:
Construction loans	$356	12.41%	$196	7.76%	$206	9.86%	$148	9.08%	$103	7.82%
Commercial mortgage loans	1,132	39.51%	975	38.66%	648	31.05%	446	27.30%	340	25.79%
Home equity lines of credit	445	15.55%	401	15.89%	347	16.62%	286	17.49%	296	22.42%
Residential mortgage loans	367	12.82%	370	14.69%	244	11.70%	199	12.18%	145	11.01%
Residential mortgage loans held for sale	—	2.53%	—	2.71%	—	4.63%	—	6.24%	—	1.64%

Total real estate loans	2,300	82.82%	1,942	79.71%	1,445	73.86%	1,079	72.29%	884	68.67%
Commercial and industrial loans	489	13.64%	522	16.80%	504	19.46%	447	21.16%	351	24.98%
Loans to individuals	101	3.54%	88	3.50%	139	6.68%	107	6.55%	84	6.35%

	$2,865	100.00%	$2,522	100.00%	$2,088	100.00%	$1,633	100.00%	$1,319	100.00%

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

MidCarolina Financial Corporation

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)
Securities available for sale:
U. S. Government agencies
Due after one but within five years	1,999	1,988	4.02%
Due after five but within ten years	500	496	5.96%

	2,499	2,484	4.41%

Mortgage-backed securities
Due within one year	4,483	4,450	4.18%
Due after one but within five years	14,906	14,824	4.20%
Due after five but within ten years	4,526	4,493	4.20%
Due after ten years	2,148	2,133	4.36%

	26,063	25,900	4.21%

State and local governments (1)
Due within one year	—	—	—
Due after one but within five years	1,927	1,924	6.18%
Due after five but within ten years	1,958	1,936	6.20%
Due after ten years	3,520	3,544	6.32%

	7,405	7,404	6.25%

Other
Due after ten years	124	124	0.00%

	124	124	0.00%

Total securities available for sale
Due within one year	4,483	4,450	4.18%
Due after one but within five years	18,832	18,736	4.38%
Due after five but within ten years	6,984	6,925	4.89%
Due after ten years	5,792	5,801	5.46%

	$36,091	$35,912	4.63%

Securities held to maturity
Other
Due after ten years	$250	$250	4.75%

	250	250	4.75%

Total securities held to maturity
Due after ten years	250	250	4.75%

	250	250	4.75%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

MidCarolina Financial Corporation

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2004		2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	50,781	1.21%	$36,346	0.86%	$36,831	1.37%
Savings deposits	6,549	0.49%	5,569	0.48%	4,342	0.88%
Short term borrowed funds	23,090	1.35%	3,677	1.09%	5,360	5.09%

Total interest-bearing deposits	80,420	1.19%	45,592	0.83%	46,533	1.75%
Non-interest-bearing deposits	21,600	—	18,937	—	13,817	—

Total deposits	$102,020	0.94%	$64,529	0.59%	$60,350	1.35%

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

Sanford, North Carolina

March 9, 2005

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$906	$2,551
Federal funds sold and interest-earning deposits	9,187	5,994
Investment securities:
Available for sale	35,912	7,734
Held to maturity (fair value approximates $250)	250	250
Loans held for sale	5,657	4,981
Loans	217,683	178,913
Allowance for loan losses	(2,865)	(2,522)

Net loans	214,818	176,391
Investment in stock of Federal Home Loan Bank of Atlanta	2,292	1,825
Investment in life insurance	6,783	6,549
Premises and equipment, net	4,139	4,246
Other assets	4,944	2,040

Total assets	$284,888	$212,561

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$23,667	$18,877
Interest-bearing demand deposits	52,345	32,657
Savings	6,665	5,966
Time	134,114	94,482

Total deposits	216,791	151,982

Short-term borrowings	15,500	18,500
Long-term debt	34,764	26,500
Accrued expenses and other liabilities	1,409	1,168

Total liabilities	268,464	198,150

Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	—	—
Common stock, no par value; 80,000,000 shares authorized; 2,084,392 and 2,065,006 shares issued and outstanding at December 31, 2004 and 2003, respectively	11,352	11,161
Retained earnings	5,171	3,229
Accumulated other comprehensive income (loss)	(99)	21

Total shareholders’ equity	16,424	14,411

Total liabilities and shareholders’ equity	$284,888	$212,561

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands, except per share data)
Interest Income
Loans	$10,840	$9,189
Investment securities:
Taxable	895	268
Tax-exempt	285	54
Federal funds sold and interest-earning deposits	74	94
Other	80	47

Total interest income	12,174	9,652

Interest Expense
Demand deposits	614	313
Savings deposits	32	27
Time deposits	2,152	1,953
Short-term borrowings	311	40
Long-term debt	1,274	965

Total interest expense	4,383	3,298

Net Interest Income	7,791	6,354
Provision for loan losses	1,030	586

Net interest income after provision for loan losses	6,761	5,768

Non-Interest Income
Service charges on deposit accounts	1,087	1,017
Mortgage operations	2,325	1,766
Investment brokerage fees	235	298
Increase in cash surrender value of life insurance	234	298
Gain on sale of investment securities	70	28
Other income	190	168

Total non-interest income	4,141	3,575

Non-Interest Expense
Salaries and employee benefits	4,927	4,184
Occupancy and equipment	730	630
Data processing	468	414
Office supplies and postage	285	268
Deposit and other insurance	149	158
Professional and other services	444	351
Advertising	180	140
Other	827	700

Total non-interest expense	8,010	6,845

Income before income taxes	2,892	2,498
Provision for income taxes	950	835

Net income	$1,942	$1,663

Net Income Per Share:
Basic	$.78	$.68

Diluted	$.72	$.63

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands)
Net income	$1,942	$1,663

Other comprehensive income:
Securities available for sale:
Unrealized holding losses on available for sale securities	(208)	(110)
Tax effect	76	40
Reclassification of gains recognized in net income	(70)	(28)
Tax effect	25	10

Net of tax amount	(177)	(88)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	90	(55)
Tax effect	(33)	21

Net of tax amount	57	(34)

Total other comprehensive loss	(120)	(122)

Comprehensive income	$1,822	$1,541

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2002	1,696,732	$10,972	$1,566	$143	$12,681
Net income	—	—	1,663	—	1,663
Other comprehensive loss	—	—	—	(122)	(122)
Effect of 6-for-5 stock split	339,301	—	—	—	—
Stock options exercised	28,863	134	—	—	134
Current income tax benefit	—	54	—	—	54
Stock awards	110	1	—	—	1

Balance at December 31, 2003	2,065,006	11,161	3,229	21	14,411
Net income	—	—	1,942	—	1,942
Other comprehensive loss	—	—	—	(120)	(120)
Stock options exercised	19,336	110	—	—	110
Current income tax benefit	—	80	—	—	80
Stock awards	50	1	—	—	1

Balance at December 31, 2004	2,084,392	$11,352	$5,171	$(99)	$16,424

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands)
Operating Activities
Net income	$1,942	$1,663
Depreciation and amortization	565	418
Provision for loan losses	1,030	586
Deferred income tax benefit	(109)	(341)
Gain on sale of investment securities available for sale	(70)	(28)
(Gain) loss on disposal of foreclosed assets	(5)	3
Gain on sale of loans	(2,325)	(1,766)
Origination of loans held for sale	(118,411)	(97,301)
Proceeds from sale of loans held for sale	120,060	100,627
Increase in cash surrender value life insurance	(234)	(298)
Changes in assets and liabilities:
Increase in other assets	(619)	(185)
Increase (decrease) in accrued expenses and other liabilities	588	(333)

Net cash provided by operating activities	2,412	3,045

Investing Activities
Purchases of investment securities available for sale	(53,181)	(3,537)
Maturities and calls of investment securities available for sale	5,321	5,096
Sales of investment securities available for sale	19,280	381
Investment in life insurance	—	(983)
Net increase in loans from originations and principal repayments	(41,488)	(44,676)
Purchase of FHLB stock	(467)	(1,363)
Purchases of premises and equipment	(253)	(465)
Proceeds from sale of foreclosed assets	5	274

Net cash used by investing activities	(70,783)	(45,273)

Financing Activities
Net increase in deposits	64,809	9,807
Net increase (decrease) in short-term borrowings	(3,000)	18,500
Net increase in long-term debt	8,000	13,500
Proceeds from stock options exercised	110	134

Net cash provided by financing activities	69,919	41,941

Net increase (decrease) in cash and cash equivalents	1,548	(287)
Cash and cash equivalents, beginning of year	8,545	8,832

Cash and cash equivalents, end of year	$10,093	$8,545

Supplemental Cash Flow Disclosure
Interest paid on deposits and borrowed funds	$4,468	$3,248
Income taxes paid	1,114	1,435

Summary of Noncash Investing and Financing Activities
Transfer from loans to foreclosed assets	2,031	277
Unrealized loss on investment securities available for sale, net of tax effect	(177)	(88)
Unrealized gain (loss) on cash flow hedging activities, net of tax	57	(34)
Deconsolidation of grantor trusts	264	—

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

Note F- Premises and Equipment

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

$286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

A description of the Junior Subordinated debentures outstanding is as follows:

	Date of Issuance	Interest Rate	Maturity Date	Principal Amount
Issuing Entity				2004	2003
MidCarolina I	10/29/2002	Libor plus	11/07/2032	$5,155	$5,000
		3.45%

MidCarolina Trust II	12/03/2003	Libor plus	10/07/2033	3,609	3,500

		2.90%
				$8,764	$8,500

Note J - Income Taxes

The significant components of the provision for income taxes are as follows:

	2004	2003
	(Amounts in thousands)
Current tax provision:
Federal	$828	$973
State	231	203

	1,059	1,176

Deferred tax provision:
Federal	(89)	(277)
State	(20)	(64)

	(109)	(341)

Net provision for income taxes	$950	$835

A reconciliation of expected income taxes at the statutory federal income tax rate of 34% with the recorded provision for income taxes follows:

	2004	2003
	(Amounts in thousands)
Income tax at statutory rate	$983	$849

Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	139	92
Income from bank-owned life insurance	(91)	(115)
Nontaxable interest	(118)	—
Other	37	9

Provision for income taxes	$950	$835

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note Q - Derivatives

The following table sets forth certain information concerning the Company’s interest rate swap at December 31, 2004:

Type	(Amounts in thousands)
Receive fixed swap	$5,000
Receive rate	2.53%
Pay rate	3.45%
Fair value	$25

Year-to-date Activity
Balance, December 31, 2003	$5,000
Additions	—
Maturities/amortizations	—

Balance, December 31, 2004	$5,000

Maturity Schedule
Three years	$5,000

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

13(a)     Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit 2(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit 2(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit (10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit (10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998

Exhibit (10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000.

Exhibit (10)(vi)	Omnibus Stock Ownership and Long-Term Incentive Plan incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit (14)	Code of Ethics incorporated herein by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit 31.1:	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2:	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32:	Section 1350 Certifications

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

Signature	Title	Date
/s/ Randolph J. Cary, Jr. Randolph J. Cary, Jr.	President, Chief Executive Officer and Director	March 22, 2005

/s/ Charles T. Canday Charles T. Canaday	Senior Vice President and Chief Operating Officer	March 22, 2005

/s/ Christopher B. Redcay Christopher B. Redcay	Senior Vice President and Chief Financial Officer	March 22, 2005

/s/ R. Craig Patter R. Craig Patterson	Senior Vice President	March 22, 2005

/s/ H. Tomas Bob H. Thomas Bobo	Director	March 22, 2005

/s/ James R. Copland, III James R. Copland, III	Chairman and Director	March 22, 2005

/s/ Thomas E. Chandler Thomas E. Chandler	Director	March 22, 2005

/s/ Ralph M. Holt Ralph M. Holt, Jr.	Vice Chairman and Director	March 22, 2005

/s/ F.D. Hornaday, III F.D. Hornaday, III	Director	March 22, 2005

/s/ Teena M. Koury Teena M. Koury	Director	March 22, 2005

/s/ John Love John Love	Director	March 22, 2005

/s/ James B. Powell James B. Powell	Director	March 22, 2005

/s/ John K. Roberts John K. Roberts	Director	March 22, 2005

/s/ James H. Smith, Jr. James H. Smith, Jr.	Director	March 22, 2005

/s/ Robert A. Ward Robert A. Ward	Director	March 22, 2005

/s/ Dexter R. Barbee, Sr. Dexter R. Barbee, Sr.	Director	March 22, 2005