Form 10QSB
period 2005-09-30
MIDCAROLINA FINANCIAL CORP
filed 2005-11-14
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether or not the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 11, 2005, the registrant had outstanding 2,500,884 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004(*)
	(Amounts in thousands except for share data)
ASSETS

Cash and due from banks	$732	$906
Federal funds sold and interest-earning deposits at FHLB	10,030	9,187
Investment securities:
Available for sale	55,768	35,912
Held to maturity	250	250
Loans held for sale	2,552	5,657
Loans	272,575	217,683
Allowance for loan losses	(3,881)	(2,865)

NET LOANS	268,694	214,818
Investment in stock of FHLB of Atlanta	2,313	2,292
Investment in life insurance	6,972	6,783
Premises and equipment, net	4,045	4,139
Other assets	6,133	4,944

TOTAL ASSETS	$357,489	$284,888

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$31,229	$23,667
Interest-bearing demand	60,972	52,345
Savings	7,066	6,665
Time	188,537	134,114

TOTAL DEPOSITS	287,804	216,791

Short-term borrowings	10,000	15,500
Long-term borrowings	34,764	34,764
Accrued expenses and other liabilities	2,110	1,409

TOTAL LIABILITIES	334,678	268,464

SHAREHOLDERS’ EQUITY:
Series A noncumulative perpetual preferred stock, no par value; $1,000 per share liquidation value at September 30, 2005; 20,000,000 shares authorized; 5,000 and 0 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	4,819	—
Common stock, no par value, 80,000,000 shares authorized; 2,500,884 and 2,084,392 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	11,352	11,352
Retained earnings	6,774	5,171
Accumulated other comprehensive loss	(134)	(99)

TOTAL SHAREHOLDERS’ EQUITY	22,811	16,424

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$357,489	$284,888

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$4,572	$2,771	$11,939	$7,746
Investment securities:
Taxable	402	282	1,070	566
Tax-exempt	118	78	289	21
Interest-bearing deposits	36	23	120	40
Other	21	19	58	49

TOTAL INTEREST INCOME	5,149	3,173	13,476	8,618

INTEREST EXPENSE
Demand deposits	287	173	681	419
Savings	14	9	34	24
Time	1,550	539	3,726	1,436
Borrowings:
Short-term	74	69	205	198
Long-term	342	336	1,016	973

TOTAL INTEREST EXPENSE	2,267	1,126	5,662	3,050

NET INTEREST INCOME	2,882	2,047	7,814	5,568

PROVISION FOR LOAN LOSSES	425	280	1,063	712

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,457	1,767	6,751	4,856

NON-INTEREST INCOME
Service charges on deposits accounts	271	274	729	842
Mortgage operations	208	716	949	1,743
Income from brokerage activities	30	63	153	185
Increase in cash surrender value of life insurance	63	60	189	182
Other	31	60	136	203

TOTAL NON-INTEREST INCOME	603	1,173	2,156	3,155

NON-INTEREST EXPENSE
Salaries and employee benefits	1,203	1,246	3,625	3,703
Occupancy and equipment	264	243	763	658
Data processing and other outside services	297	281	803	675
Office supplies and postage	64	72	193	209
Deposit and other insurance	70	58	160	111
Professional and other services	93	81	231	180
Advertising	39	53	211	122
Other	100	115	397	324

TOTAL NON-INTEREST EXPENSE	2,130	2,149	6,383	5,982

INCOME BEFORE INCOME TAXES	930	791	2,524	2,029

INCOME TAXES	322	266	861	661

NET INCOME	$608	$525	$1,663	$1,368

NET INCOME	$608	$525	$1,663	$1,368
Less: Preferred dividends	(53)	—	(53)	—

NET INCOME AVAILABLE TO COMMON SHARES	$555	$525	$1,610	$1,368

NET INCOME PER COMMON SHARE
Basic	$.18	$.17	$.52	$.44

Diluted	$.16	$.16	$.47	$.41

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Net income	$608	$525	$1,663	$1,368

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(226)	913	(166)	7
Tax effect	82	(329)	64	(1)
Reclassification of (gains) losses recognized in net income	19	(10)	18	(67)
Tax effect	(6)	4	(6)	23

Net of tax amount	(131)	578	(90)	(38)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	58	(28)	90	85
Tax effect	(23)	10	(35)	(31)

Net of tax amount	35	(18)	55	54

Total other comprehensive income (loss)	(96)	560	(35)	16

Comprehensive income	$512	$1,085	$1,628	$1,384

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2004	—	$—	2,084,392	$11,352	$5,171	$(99)	$16,424
Net income	—	—	—	—	1,663	—	1,663
Other comprehensive income, net of tax	—	—	—	—	—	(35)	(35)
Preferred Stock Issued August 15, 2005	5,000	4,819	—	—	—	—	4,819
Preferred dividends	—	—	—	—	(53)	—	(53)
Effect of 6-for-5 split	—	—	416,492	—	(7)	—	(7)

Balance at September 30, 2005	5,000	$4,819	2,500,884	$11,352	$6,774	$(134)	$22,811

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,663	$1,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384	469
Provision for loan losses	1,063	712
(Gain) loss on sale of investment securities available for sale	18	(67)
Gain on sale of loans	(949)	(1,743)
Origination of loans held for sale	(50,208)	(88,165)
Proceeds from sales of loans held for sale	54,262	89,259
Net increase in cash surrender value of life insurance	(189)	(182)
Change in assets and liabilities:
Increase in other assets	(1,298)	(387)
Increase in accrued expenses and other liabilities	820	312

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,566	1,576

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(37,872)	(36,606)
Maturities and calls on investment securities available for sale	—	500
Principal paydowns on investment securities available for sale	4,230	2,573
Sale of investment securities available for sale	13,507	5,195
Net increase in loans from originations and principal repayments	(55,068)	(30,811)
Purchase of FHLB stock	(21)	(374)
Proceeds from sale of foreclosed assets	232	—
Purchases of premises and equipment	(177)	(174)

NET CASH USED BY INVESTING ACTIVITIES	(75,169)	(59,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	71,013	59,883
Net increase (decrease) in borrowings	(5,500)	5,000
Proceeds from noncumulative perpetual preferred stock issue	4,819	—
Noncumulative perpetual preferred stock dividend	(53)	—
Purchase of fractional shares	(7)	—
Proceeds from stock options exercised	—	110

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,272	64,993

NET INCREASE IN CASH AND CASH EQUIVALENTS	669	6,872

CASH AND CASH EQUIVALENTS, BEGINNING	10,093	8,545

CASH AND CASH EQUIVALENTS, ENDING	$10,762	$15,417

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”), and its wholly-owned subsidiary MidCarolina Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, MidCarolina Investment Corporation, through which an unaffiliated broker-dealer provides customers of the Bank with products and services and earns revenues through sharing of commissions. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2005, loan commitments were as follows (in thousands):

Commitments to extend credit	$25,727
Undisbursed lines of credit	37,245
Standby letters of credit	9,531

NOTE C - PER SHARE DATA

Basic and diluted net income per common share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 6-for-5 stock split effected in the form of a 20% stock dividend distributed January 14, 2005, and a 5-for-4 stock split effected in the form of a 25% stock dividend to be distributed on November 15, 2005. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.

The weighted average number of common shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	3,126,105	3,126,533	3,126,128	3,117,204
Effect of dilutive stock options	296,040	240,861	289,211	244,769

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,422,145	3,367,394	3,415,339	3,361,973

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$608	$525	$1,663	$1,368
Less: Preferred dividends	(53)	—	(53)	—

Net income applicable to common shares	555	525	1,610	1,368

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(10)	(13)	(34)	(39)

Pro forma	$547	$512	$1,578	$1,329

Basic earnings per share:
As reported	$.18	$.17	$.52	$.44
Pro forma	.18	.16	.50	.43

Diluted earnings per share:
As reported	$.16	$.16	$.47	$.41
Pro forma	.16	.15	.46	.40

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our financial statements included herein, our net income for the three and nine months ended September 30, 2005 and 2004 would have decreased by approximately $33,000, $17,000, $68,000 and $52,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At September 30, 2005		At December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$227,721	83.55%	$179,272	82.37%
Commercial and industrial loans	39,642	14.54%	30,464	14.00%
Loans to individuals	5,197	1.91%	7,919	3.63%

Subtotal	272,560	100.00%	217,655	100.00%

Less: Net deferred loan orignation	15		28

Loans	$272,575		$217,683

An analysis of the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$3,501	$2,898	$2,865	$2,522

Provision charged to operations	425	280	1,063	712

Charge-offs	(51)	(171)	(73)	(286)
Recoveries	6	3	26	62

Net charge-offs	(45)	(168)	(47)	(224)

Balance at end of period	$3,881	$3,010	$3,881	$3,010

The following is a summary of nonperforming assets at the periods presented:

	September 30, 2005	December 31, 2004
	(In thousands)
Nonaccrual loans	$1,288	$254
Foreclosed assets	1,928	2,031

Total	$3,216	$2,285

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

Financial Condition at September 30, 2005 and December 31, 2004

During the nine-month period ending September 30, 2005, our total assets increased by $72.6 million to $357.5 million from $284.9 million at December 31, 2004. At September 30, 2005, loans totaled $272.6 million, an increase of $54.9 million, or 25.22%, from December 31, 2004, as loan demand continues to be strong in our markets. Our loan portfolio had increases in real estate and commercial loans in the amount of $48.4 million and $9.2 million, respectively. Loans to individuals decreased by $2.7 million to $5.2 million. Federal funds sold and interest-earning deposits increased by $843,000 or 9.18%, to $ 10.0 million.

Our total liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits at the FHLB and investment securities and loans held for sale increased by $17.4 million during the nine months to $69.3 million, or 19.40% of total assets at September 30, 2005, versus $51.9 million, or 18.22% of total assets, at December 31, 2004. The growth in liquid assets occurred in investment securities available for sale. At September 30, 2005, investment securities available for sale totaled $55.8 million, an increase of $19.9 million, or 55.29% compared to December 31, 2004.

Deposits continue to be our primary funding source. At September 30, 2005, deposits totaled $287.8 million, an increase of $71.0 million, or 32.76%, from year-end 2004. Included in the deposit balances are $80.8 million of brokered certificates of deposit, an increase of $51.2 million or 172.98%, from year-end. Brokered deposits may be a less stable source of funds than other deposits. We also utilize borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $5.5 million to $36.0 million at September 30, 2005, as deposit increases offset the need for FHLB borrowings.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2005, our shareholders’ equity totaled $22.8 million, an increase of $6.4 million from the December 31, 2004 balance. This increase resulted from a pooled noncumulative perpetual preferred stock issuance dated August 15, 2005 of $4.8 million, net income of $1.7 million for the nine months, net of unrealized loss on available for sale securities in the amount of $90,000 and a $55,000 unrealized gain on cash flow hedging activities for the nine months ended September 30, 2005.

Comparison of Results of Operations for the

Three Months Ended September 30, 2005 and 2004

Net Income. Our net income for the three months ended September 30, 2005 was $608,000, an increase of $83,000, or 15.81%, from net income of $525,000 for the same three-month period in 2004. Net income per diluted share of $0.16 remained unchanged compared to the prior period. We have experienced strong growth, with total assets averaging $341.1 million during the current three-month period compared to $263.0 million in the prior year period, an increase of 29.73%. An environment of near historic low interest rates seems to have abated; our interest rate spread and net yield on average interest-earning assets increased 38 basis points and 40 basis points respectively, for the three month period ended September 30, 2005. An increase in net interest income and a decrease in non-interest income for the quarter ended September 30, 2005 of $835,000 more than offset a $570,000 decrease in non-interest income, and a $145,000 increase in the provision for loan losses.

Net Interest Income. Net interest income increased by $835,000, or 40.79%, to $2.9 million for the three months ended September 30, 2005. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates that occurred from quarter to quarter. The rates earned on a significant portion of our loans adjust immediately when index rates such as the prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets increased $62.1 million during the third quarter of 2005, or 24.67% when compared with the same period in 2004. Our average yield on total interest-earning assets increased by 149 basis points from 5.02% to 6.51%. Our average total interest-bearing liabilities increased by $65.6 million, or 29.24%, slightly more than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased less than our yield on assets, increasing 111 basis points from 1.99% to 3.10%, reflecting the competitive demand for deposits in our markets. Our cost of in-market deposits were offset by the cost of wholesale deposits, as the rate for brokered (wholesale) deposits was generally less than the commensurate rate on in-market deposits. For the three months ended September 30, 2005, our net interest spread was 3.41% and our net interest margin was 3.65%. For the three months ended September 30, 2004, our net interest rate spread was 3.03% and our net interest margin was 3.25%.

Provision for Loan Losses. Our provision for loan losses for the three months ended September 30, 2005 was $425,000, representing an increase of $145,000 from the $280,000 provision we made for the three months ended September 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Bank has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged off loans were $6,000 during the three months ended September 30, 2005, offset by $51,000 of loan charge-offs. At September 30, 2005, we had non-accrual loans in the amount of $1.3 million while the allowance for loan losses increased to $3.9 million, or 1.42% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2004, we had nonaccrual loans in the amount of $254,000, while the allowance for loan losses stood at $2.9 million, or 1.32% of total loans.

Non-Interest Income. For the third quarter of 2005, non-interest income decreased $570,000, or 48.59%, to $603,000 from $1.2 million for the same period the prior year. Decreases for the three months ended September 30, 2005 include a decrease of $3,000 in service charges and fees on deposit accounts as a result of waived deposit service charges reflecting competitive pressures, a decrease of $508,000 in mortgage operations income as a result of decreased originations reflecting our previously announced discontinuation of our mortgage loan origination office in Raleigh, NC, and a decrease in brokerage related income of $33,000, reflecting a slow down in commissions as much of sales staff’s efforts were occupied with converting to a new broker dealer.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended September 30, 2005, total non-interest expense decreased $19,000. Salary and employee benefit expenses decreased $43,000, reflecting the decrease in commissions paid on mortgage originations. Data processing and other related outside services increased by $16,000, occupancy and equipment costs increased $21,000, advertising expense decreased $14,000 and decreases in our other non-interest expenses amounted to $15,000.

Provision for Income Taxes. Our provisions for income taxes, as a percentage of income before income taxes, were 34.62% and 33.63%, respectively, for the three months ended September 30, 2005 and 2004. The increase in the tax rate accrual is due to a proportionately higher percentage of state taxable income in 2005 as state taxable earning assets grew at a rate greater than non state taxable earning assets.

Comparison of Results of Operations for the

Nine Months Ended September 30, 2005 and 2004

Net Income. Our net income for the nine months ended September 30, 2005 was $1.7 million, an increase of $295,000 from net income of $1.4 million for the same nine-month period in 2004. Net income per diluted share was $.47 for the nine months ended September 30, 2005, up from $.41 for the same period in 2004. We have experienced strong growth, with total assets averaging $317.4 million during the current nine-month period as compared to $243.8 million in the prior nine-month period, an increase of 30.17%. In an environment of increasing interest rates, our interest rate spread and net yield on average interest-earning assets increased 25 basis points and 30 basis points, respectively, for the nine-month period ended September 30, 2005. An increase in net interest income for the nine-months ended September 30, 2005 of $2.2 million more than offset a $1.0 million decrease in non-interest income exceeded increases of $401,000 in non-interest expenses, $351,000 in the provision for loan losses and $200,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $2.2 million, or 40.34%, to $7.8 million for the nine months ended September 30, 2005. Our total interest income benefited from strong growth in the level of average earning assets and higher asset yields caused by the increase in short term interest rates that occurred from period to period. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets increased $66.3 million, or 28.50%, during the first nine months of 2005 as compared with the same period in 2004. Our average yield on total interest-earning assets increased by 108 basis points, from 4.95% to 6.03%. Our average total interest-bearing liabilities increased by $64.1 million, or 31.05%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 83 basis points from 1.97% to 2.80%. For the nine months ended September 30, 2005, our net interest spread was 3.23% and our net interest margin was 3.50%. For the nine months ended September 30, 2004, our net interest rate spread was 2.98% and our net interest margin was 3.20%.

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2005 was $1.1 million, representing an increase of $351,000 from the $712,000 provision we made for the nine months ended September 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Our allowance increased primarily due to our increase in loans. Total loans outstanding increased to $272.6 million at September 30, 2005, an increase of $54.9 million from loans outstanding at September 30, 2004. Our net loan charge-offs were $47,000 during the nine months ended September 30, 2005, as compared with $224,000 of net loan charge-offs in the same period of 2004. At September 30, 2005, we had non-accrual loans in the amount of $1.3 million, while the allowance for loan losses increased to $3.9 million, or 1.42% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2004, we had nonaccrual loans in the amount of $254,000, while the allowance for loan losses stood at $2.9 million, or 1.32% of total loans.

Non-Interest Income. For the nine months of 2005, non-interest income decreased $999,000, or 31.66%, to $2.2 million from $3.2 million for the same period the prior year. Changes for the nine months ended September 30, 2005 include a decrease of $113,000 in service charges and fees on deposit accounts as a result of waived service charges resulting from in-market competitive pressures, a decrease of $794,000 in mortgage operations income as a result of decreased originations reflecting our previously announced discontinuation of our mortgage loan origination office in Raleigh, NC, a decrease in brokerage related income of $32,000 as a result of a broker dealer conversion that occupied a significant portion of our sales staff’s time and an increase in the growth of the cash value of life insurance in the amount of $7,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the nine-months ended September 30, 2005, total non-interest expenses increased $401,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses decreased $78,000, reflecting the elimination of commission based personnel in the mortgage loan production office. Marketing expense increased $89,000 due to expanded advertising efforts. Data processing and other outside services increased $128,000 reflecting upgraded resources in the security of the Bank’s information technology systems. Occupancy and equipment expenses increased by $105,000, and decreases in office supplies and postage expenses amounted to $16,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 34.11% and 32.58%, respectively, for the nine months ended September 30, 2005 and 2004. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance. The increase in the effective tax rate is due to a proportionately higher percentage of state taxable income in 2005 as state taxable earning assets grew at a rate greater than non state taxable earning assets.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash and amounts due from banks, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $69.3 million at September 30, 2005 compared to $51.9 million at December 31, 2004. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $100.0 million from the FHLB of Atlanta, subject to collateral constraints, with $36.0 million outstanding at September 30, 2005 and $41.5 million at December 31, 2004. We have decreased our borrowings with the FHLB offset by growth in brokered certificates of deposit. All borrowings with the FHLB of Atlanta must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2005, our year-to-date average equity to average asset ratio was 5.75%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at September 30, 2005 was 11.41%. The Company issued a noncumulative perpetual preferred stock on August 15, 2005 in the net amount of $4.8 million. This additional capital should adequately provide for future near term expansion and growth needs and maintain the Company at well capitalized regulatory levels.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of the Company’s common stock during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2005 to July 31, 2005	—	$—	—	N/A
August 1, 2005 to August 31, 2005	—	$—	—	N/A
September 1, 2005 to September 30, 2005	—	$—	—	N/A

No activity was recorded during the third quarter of 2005.

Item 6. Exhibits

Exhibit	(3) (i)	Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002, and to Exhibit 3(i) to the form 8-K filed with the SEC on August 29, 2005.

Exhibit	(3) (ii)	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Registration Statement on Form 8-A filed with the SEC on June 3, 2002.

Exhibit	(4) (i)	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the form 8-K filed with the SEC on August 29, 2005.

Exhibit	(4)(ii)	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 13, 2002.

Exhibit	(10)(i)	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit	(10)(ii)	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit	(10)(iii)	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB, filed with the FDIC on April 30, 1998.

Exhibit	(10)(iv)	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998, filed with the FDIC.

Exhibit	(10)(v)	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the FDIC.

Exhibit	(10)(vi)	Omnibus Stock Ownership and Long-Term Incentive Plan incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit (10)(vii)	Salary Continuation with named executive officers incorporated herein by reference to Exhibit 10(vii) to the Form 8-K dated November 18, 2004.

Exhibit (10)(viii)	Severance Agreements with named executive officers incorporated herein by reference to Exhibit 10(viii) to the Form 8-K dated March 15, 2005.

Exhibit 31.1	Certification of the Principal Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Principal Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: November 11, 2005	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Date: November 11, 2005	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer