Form 10KSB
period 2005-12-31
MIDCAROLINA FINANCIAL CORP
filed 2006-03-29
CIK 1174872

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $21.9 million, based on the sum of total interest income and total noninterest income for fiscal year 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $54.8 million based on the closing price of the common stock on March 17, 2006 of $17.50.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,131,380 shares of common stock, no par value, as of March 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders of MidCarolina Financial Corporation, to be held on May 23, 2006 (the “Proxy Statement”), are incorporated by reference into Parts II and III.

Transitional Small Disclosure Format:    Yes  ☐    No  ☒

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of MidCarolina Financial Corporation (“Company”) and its banking subsidiary, MidCarolina Bank (“Bank”). These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and the Bank and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules, and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Total interest income	$19,208	$12,174	$9,652	$8,982	$9,199
Total interest expense	8,327	4,383	3,298	3,338	4,879

Net interest income	10,881	7,791	6,354	5,644	4,320
Provision for loan losses	1,373	1,030	586	573	735

Net interest income after provision	9,508	6,761	5,768	5,071	3,585
Noninterest income	2,683	4,141	3,575	2,091	1,382
Noninterest expense	8,546	8,010	6,845	5,398	4,049

Income before income taxes	3,645	2,892	2,498	1,764	918
Provision for income taxes	1,277	950	835	489	151

Net income	$2,368	$1,942	$1,663	$1,275	$767

Per Share Data (1):
Earnings per common share - basic	$0.72	$0.62	$0.54	$0.42	$0.26
Earnings per common share - diluted	0.67	0.58	0.50	0.39	0.25
Market price
High	17.00	14.67	13.33	9.92	10.00
Low	11.60	10.33	7.45	9.17	5.30
Close	14.25	11.67	11.71	9.50	9.70
Book value - common shares	5.84	5.25	4.66	4.13	3.69

Weighted average common shares outstanding
Basic	3,126,925	3,119,564	3,079,199	3,029,002	3,004,607
Diluted	3,396,074	3,361,281	3,314,025	3,235,651	3,190,160

Selected Year-End Balance Sheet Data:
Total assets	$370,440	$284,888	$212,561	$169,429	$137,471
Loans, held to maturity	279,962	217,683	178,913	141,207	114,424
Allowance for loan losses	4,090	2,865	2,522	2,088	1,633
Deposits	300,262	216,791	151,982	142,175	120,413
Short-term borrowings	10,000	15,500	18,500	—	1,000
Long-term debt	34,764	34,764	26,500	13,000	4,000
Shareholders’ equity	23,093	16,424	14,411	12,681	11,096

Selected Average Balances:
Total assets	$329,395	$253,352	$192,822	$157,437	128,632
Loans, net	252,914	204,121	160,041	118,702	100,816
Total interest-earning assets	309,935	241,992	177,780	144,870	119,086
Deposits	264,730	187,090	150,962	138,765	113,356
Total interest-bearing liabilities	280,412	215,080	158,961	131,171	106,028
Shareholders’ equity	19,743	15,484	13,665	11,833	10,679
Shareholders’ equity less average preferred equity	17,910	15,484	13,665	11,833	10,679

Selected Performance Ratios:
Return on average assets	0.72%	0.77%	0.86%	0.81%	0.60%
Return on average equity excluding preferred equity	12.64%	12.54%	12.17%	10.77%	7.18%
Net interest spread	3.23%	2.99%	3.35%	3.66%	3.12%
Net interest margin	3.51%	3.22%	3.57%	3.90%	3.63%
Noninterest income to total revenue	19.78%	34.70%	36.01%	27.03%	24.24%
Noninterest income to average assets	0.81%	1.63%	1.85%	1.33%	1.07%
Noninterest expense to average assets	2.59%	3.16%	3.55%	3.43%	3.15%

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.08%	0.11%	0.32%	0.06%	0.65%
Allowance for loan losses to period-end loans	1.46%	1.32%	1.41%	1.48%	1.43%
Allowance for loan losses to nonperforming loans	1725.74%	1127.95%	428.18%	2610.00%	218.61%
Nonperforming assets to total assets	0.83%	0.80%	0.29%	0.05%	0.54%
Net loan charge-offs to average loans	0.06%	0.34%	0.09%	0.10%	0.42%

Capital Ratios:
Total risk-based capital	11.34%	11.13%	13.11%	10.28%	9.45%
Tier 1 risk-based capital	9.90%	8.78%	9.95%	12.05%	10.70%
Leverage ratio	8.64%	7.83%	9.53%	9.59%	8.60%
Equity to assets ratio	6.23%	5.77%	6.78%	7.48%	8.07%

Other Data:
Number of banking offices	6	6	5	4	4
Number of full time equivalent employees	69	77	63	41	33

(1)	All per share data has been restated to reflect the effects of a stock split effected in the form of a 25% stock dividend in 1999, a stock split effected in the form of a 20% stock dividend in 2001, a stock split effected in the form of a 10% stock dividend in 2002, and a stock split effected in the form of a 20% stock dividend in 2003 and 2004 and a stock split effected in the form of a 25% stock dividend in 2005.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

MidCarolina Financial Corporation (the “Company”) was formed in 2002 to serve as a holding company for MidCarolina Bank (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the bank holding company laws of North Carolina. The Company’s office is located at 3101 South Church Street, Burlington, North Carolina 27216. The Company’s principal source of income is earnings on investments, including any dividends that are declared and paid by the Bank on its capital stock.

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

The Bank’s primary market area is Alamance County, North Carolina. The Bank’s main office is located in Burlington, North Carolina. The bank also has one full-service branch in Burlington, NC, one full-service branch in Graham, North Carolina, two full-service branches in Greensboro, North Carolina. The Bank has limited service offices in the Alamance Regional Medical Center and the Village of Brookwood Retirement Center, both of which are located in Burlington, North Carolina. The Bank’s loans and deposits are primarily generated from the areas where its offices are located.

The Bank’s primary source of revenue is interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. The Bank’s current lending strategy is to establish market share throughout Alamance and Guilford Counties, with an emphasis in Burlington, Graham and Greensboro, North Carolina. At December 31, 2005, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $2.8 million.

Interest and dividend income from investment activities generally provide the second largest source of income to the Bank after interest on loans. During 2005, the Bank chose to enhance its overall liquidity position by increasing its securities portfolio and deploying more of its funds into lower risk mortgage-backed securities with short durations, U.S. Agency securities and State and Local Government issued federally tax-exempt securities. The interest and dividends on the investment portfolio therefore increased significantly during 2005.

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

Nevertheless, the Bank’s savings deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and savings deposits including print media advertising and direct mailings. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors.

The Bank is the sole banking subsidiary of the Company. Two Trusts (MidCarolina I and MidCarolina Trust II) have been formed as subsidiaries to the Company to facilitate the infusion of Trust-Preferred Securities as a form of non-dilutive equity into the Company. The trusts are not consolidated in the financial statements. The majority of the Company’s operations are located at the Bank level. Throughout this Annual Report, results of operations will be discussed by referring to the Bank’s operations, unless a specific reference is made to the Company and its operating results apart from the Bank.

The Bank has continued to experience steady growth since its formation in 1997. The Bank’s assets totaled $370.4 million, $284.9 million and $212.6 million as of December 31, 2005, 2004 and 2003, respectively. The Company had net income for the year ended December 31, 2005 of $2.4 million, or $0.67 per diluted share, compared with $1.9 million, or $0.58 per diluted share for the year ended December 31, 2004. The per share amounts have been adjusted to reflect the 5-for-4 stock split effective November 15, 2005.

At December 31, 2005, the Company had total assets of $370.4 million, net loans of $280.0 million, deposits of $300.3 million, investment securities, available-for-sale of $58.4 million and shareholders’ equity of $23.1 million.

Subsidiaries

Other than the Bank, the Company has two trust subsidiaries: MidCarolina I and MidCarolina Trust II. The Bank’s only subsidiary, MidCarolina Investments, Inc, is in the process of being dissolved. MidCarolina Investments engaged in general securities brokerage and offered insurance and other financial services through a contract arrangement with a third-party provider. The Bank will continue to offer these services through a third-party provider.

Employees

At December 31, 2005, the Bank had 69 full-time equivalent employees.

Competition and Market Area

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. At December 31, 2005, there were 13 depository institutions with 47 offices in Alamance County. The Bank had a deposit market share of 12.1% in Alamance County. The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

The Bank’s primary market area is Alamance County, North Carolina. The population of Alamance County is 138,462 and the median household income is $39,168. Alamance County has a diverse economy with no concentration in any specific industry. Major businesses and industries in the area are LabCorp, a laboratory that provides specialized testing services for the medical industry, Alamance Health Services, Elon College and GKN Automotive, a manufacturer of automobile drive shafts.

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

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2005.

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

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the bank is required to own capital stock in the FHLB Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2005, the Bank was in compliance with this requirement.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and included significant changes addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

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

The economic and operational effects of this new legislation on public companies, including the Bank, has been and is expected to continue to be significant in terms of the time, resources and costs associated with complying with the law. Discussions are taking place which may result in some relaxation of the requirements of Sarbanes-Oxley that are applicable to smaller public companies. If the requirements applicable to smaller companies are not relaxed, the costs associated with complying with the law will present smaller public companies with additional competitive challenges.

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

Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days’ notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank’s owns its main office, which is located at 3101 South Church Street, Burlington, North Carolina, as well as its full-service branch offices located at 5509-A West Friendly Avenue, Suite 102, Greensboro, North Carolina and 842 South Main Street, Graham, North Carolina. The Bank leases its full-service offices located at Cum-Park Plaza, 2214 North Church Street, Burlington, and 701 Green Valley Road, Greensboro, North Carolina,. The Bank occupies space in the Alamance Regional Medical Center in Burlington from which it operates a limited-service office as well as a limited-service office located in the Village of Brookwood Retirement Center located in Burlington, North Carolina. The Bank operates a leased in-house mortgage operations facility in Burlington, North Carolina.

The total net book value of the Bank’s furniture, fixtures, leasehold improvements and equipment at December 31, 2005 was approximately $6.1 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance. Additional information about this property is set forth in Note (F) to the Consolidated Financial Statements contained in Item 7 of this Form 10-KSB, which note is incorporated herein by reference. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as Other Real Estate Owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2005, the Bank had $2.8 million classified as Other Real Estate Owned.

ITEM 3. LEGAL PROCEEDINGS

In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine litigation that is incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There currently is a limited local trading market for the Company’s common stock, and there can be no assurance that a more active market will develop. The Company’s common stock is traded over-the-counter with quotations available on the National Daily Quotation Services “Bulletin Board” under the symbol “MCFI.” There were 1,137 stockholders of record as of December 31, 2005, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the over-the-counter market quotations for the Company’s common stock for the year- ended December 31, 2005 and 2004. The quotations, which have been adjusted to reflect declared stock splits in the form of stock dividends in 2005 and 2004, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2005
First quarter	$14.00	$12.00
Second quarter	$13.40	$11.60
Third quarter	$20.00	$12.48
Fourth quarter	$17.00	$14.15

2004
First quarter	$11.53	$10.41
Second quarter	$12.00	$10.33
Third quarter	$13.33	$10.83
Fourth quarter	$14.67	$11.33

See “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above for regulatory restrictions which limit the ability of the Bank to pay dividends. Neither the Company nor the Bank has paid any cash dividends to common stockholders from the time either began operations through December 31, 2005. Management believes that the most effective use of its capital is to retain it for the purpose of supporting continued growth in earning assets. The Company paid cash dividends in the amount of $104 thousand to non-cumulative perpetual preferred stock holders during 2005. No cash dividends were paid to non-cumulative perpetual preferred stock holders during 2004.

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

EXECUTIVE OVERVIEW

Significant accomplishments

In the opinion of MidCarolina’s management, the Company’s most significant accomplishments during 2005, which are discussed in more detail in this Item 6, were as follows:

•	Total loans classified as held to maturity increased 28.6%

•	Construction loans outstanding at year end increased 142.4%

•	Commercial and industrial loans outstanding at year end increased 27.8%

•	Average non-interest bearing deposits increased 27.0%

•	Total deposits at year end increased 38.5%

•	Net interest income increased 39.8%

•	Net income increased 22.0%

Challenges.

MidCarolina has achieved significant growth without the advent of acquisitions or mergers since first opening its doors in 1997. The financial industry in general is faced with many uncertainties and challenges. As management plans its strategic goals and objectives, future expectations of economic activity and how these uncertainties could impact the company’s performance must be taken into consideration. The challenges that we believe are most likely to have an impact on the operations of the company in the foreseeable future are presented below:

•	Sustaining profitable growth

•	Improving efficiency

•	Volatility in mortgage banking business

•	Competition from bank and non-bank entities, including possible fierce price competition

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

Selected Consolidated Financial Information and Other Data are presented in Table 1 included herein following this discussion. The information in this table is derived in part from the audited consolidated financial statements and notes thereto of the Company. The information in this table does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements that are included in this annual report on Form 10-KSB.

FINANCIAL CONDITION DECEMBER 31, 2005 AND 2004

The Company reported strong asset growth during 2005, with total assets increasing by $85.6 million, or 30.0%, to $370.4 million at year-end. This growth was principally reflected in increased loans and securities. Loans, excluding those held for sale, increased by $62.3 million, or 28.6%, from $217.7 million at the beginning of the year to $280.0 million at year end. Investment securities increased by $22.5 million, or 62.5%, from $35.9 million to $58.4 million. The increase in loans was composed principally of increases of $39.5 million and $12.1 million, respectively, in construction loans and commercial mortgage loans, two areas of lending the Company targets and intends to continue targeting in the future. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities, were 19.4% of total assets, at December 31, 2005, an increase from the 16.2% of total assets at December 31, 2004. The Bank, as a member of the FHLB of Atlanta, has an investment of $2.2 million in FHLB stock. The Bank’s investment in life insurance used to offset the cost of employee benefit plans, increased by $254,000 during 2005 to $7.0 million. The increase was due to an increase in the cash surrender value of the policies.

Deposits increased $83.5 million during 2005. Non-interest-bearing demand accounts increased $7.9 million, or 33.3%, money market and NOW accounts increased $11.4 million, or 21.8%, and time deposits increased $64.0 million or 47.7%. The Bank also used the wholesale (internet) certificate of deposit (“CD”) market, brokered CD’s and the FHLB of Atlanta, Georgia as funding sources during 2005 because of the increased loan demand as discussed above. Borrowings from the FHLB decreased from $41.5 million at the end of 2004 to $36.0 million at December 31, 2005. Wholesale (internet) CD’s comprised approximately 7.0% of total CD balances. Brokered CD’s comprised approximately 41.40% of total CD balances. Typically wholesale and brokered CD’s have similar terms to CD’s issued in the Bank’s local markets, with rates marginally lower than local market CD rates.

Total shareholders’ equity increased by $6.7 million, or 40.6%, during 2005. All capital ratios continue to place the Company in excess of the minimum required to be a well-capitalized bank by regulatory measures. The Company issued $4.8 million in Non-cumulative Perpetual Preferred Stock on August 15, 2005 and $8.5 million in Trust Preferred Securities during prior years, so as to remain “well capitalized” under regulatory capital guidelines without diluting existing shareholders’ ownership. The Trust Preferred Securities and Preferred Stock should provide sufficient capital to retain a “well-capitalized” designation as defined by regulatory capital guidelines for the foreseeable future. The trust-preferred securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a qualifying security in a consolidated subsidiary. The junior subordinated debentures issued to guarantee the trust-preferred securities do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding any potential implications FIN 46 may have on reporting trust preferred-securities on financial statements, trust-preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust-preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under FDIC guidelines.

At December 31, 2005, the Bank was considered to be “well capitalized” under the FDIC guidelines.

NET INTEREST INCOME

Similar to most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2005, 2004 and 2003, average interest-earning assets were $310.0 million, $242.0 million and $177.8 million, respectively. During these same years, the Bank’s net yields on average interest-earning assets were 3.51%, 3.22% and 3.57%, respectively. The increase in net yields from 2004 to 2005 is a reflection of the bank’s focus on pricing discipline and an overall increase in interest rates. The Bank’s balance sheet is positioned for an increase in interest rates. When interest rates increase, the Bank’s earnings and net yields should show improvement.

Table 2, following this discussion, “Average Balances and Net Interest Income”, presents an analysis of the Bank’s net interest income for 2005, 2004 and 2003.

Table 3, following this discussion, “Volume and Rate Variance Analysis”, shows the amounts of changes in net interest income due to changes in volume and rates and illustrates that the change in the average volume of loans and deposits was the predominant factor in the higher amount of net interest income realized by the Bank in 2005, which increased because of higher loan demand when compared to 2004.

RESULTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2005 AND 2004

Overview. The Company reported net income of $2.4 million or $0.67 per diluted share for the year ended December 31, 2005, compared with net income of $1.9 million or $0.58 per diluted share for 2004, an improvement of $426,000 or $0.09 per diluted share. Net interest income increased $3.1 million, or 39.8%, in 2005, while non-interest income decreased by $1.5 million or 35.4%. This aggregate growth in income outpaced the 6.7% increase in non-interest expense, which totaled $8.5 million in 2005 compared to $8.0 million in 2004.

Net Interest Income. Net interest income increased to $10.9 million for the year ended December 31, 2005, a $3.1 million or 39.8% increase from $7.8 million earned in 2004. Total interest income benefited from strong growth in the level of average earning assets and higher asset yields caused by the increase in market interest rates during the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Interest rate increases will generally result in an immediate increase in the Bank’s interest income on loans, with a more delayed impact on interest expense because increases in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $67.9 million, or 28.1%, during 2005 compared to 2004, while the average yield increased by 117 basis points from 5.03% to 6.20%. As interest rates increased during 2005, the average rate on loans increased year over year. The average rate on investment securities increased in 2005 compared to 2004, reflecting management’s decision to purchase higher yielding securities during 2005 as interest rates began to rise. Average total interest-bearing liabilities increased by $65.3 million, or 30.4%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 93 basis points from 2.04% to 2.97%. With the yield on earning assets increasing more significantly than the cost of interest bearing liabilities, the Bank’s net interest margin increased by 29 basis points. For the year ended December 31, 2005, the net interest margin was 3.51%, while for the year ended December 31, 2004, the net interest margin was 3.22%. Table 3 reflects the volume and rate variances from 2005 vs. 2004.

Provision for Loan Losses. The Bank recorded $1.4 million as the provision for loan losses in 2005, an increase of $343,000 from the $1.0 million provision made in 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2005 and 2004 the provision for loan losses was made principally in response to growth in loans as total loans outstanding, net of loans held for sale, increased by $62.3 million in 2005 and by $38.4 million in 2004. At December 31, 2005, the allowance for loan losses was $4.1 million, an increase of $1.2 million, or 42.8%, from the $2.9 million at the end of 2004. The allowance represents 1.46% and 1.32%, respectively, of loans outstanding at the end of 2005 and 2004, net of loans held for sale. At December 31, 2005 the Bank had $237,000 in non-accrual loans. In 2004, the Bank had $254,000 in non-accrual loans. It is management’s opinion that reserve levels are adequate.

Non-Interest Income. Non-interest income decreased to 2.7 million for the year ended December 31, 2005 compared to $4.1 million for the year ended December 31, 2004, a decrease of $1.5 million or 35.4%. Mortgage operations income decreased to $1.1 million in 2005, from $2.3 million in 2004 reflecting the discontinuance of the mortgage origination office in Raleigh, North Carolina during the first half of 2005 as well as a softening in the overall mortgage origination market. Service charges on deposit accounts in 2005 were $1.0 million, a decrease of $92,000, or 8.5%, compared to $1.1 million in 2004 reflecting the competitive demand for free checking accounts. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2005, 2004 and 2003.

Non-Interest Expenses. Non-interest expenses totaled $8.5 million for the year ended December 31, 2005, an increase of $536,000 over the $8.0 million reported for 2004. Substantially all of this increase resulted from the Bank’s growth and development during 2005 and 2004. Personnel costs decreased by $104,000 in 2005, primarily due to the decrease in commissions paid on mortgage originations. Professional and other services decreased $128,000 primarily due expenses incurred in 2004 related to the preparation of anticipated regulatory changes that were not repeated in 2005. Occupancy and equipment expense increased by $95,000 primarily due to increases in maintenance costs and increased depreciation on purchases of furniture, fixtures and computer hardware and software. Advertising expense increased $114,000 reflecting new marketing campaigns during 2005. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2005, 2004 and 2003.

Income Taxes. The provision for income tax was $1.3 million in 2005 and $950,000 in 2004. The effective tax rates were 35.0% and 32.9%, respectively, on income before income taxes. The increase in the effective tax rate for 2005 reflects an increase in the proportion of taxable income versus tax-exempt income for 2005.

LIQUIDITY

The Bank’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. At December 31, 2005, the Bank had credit availability with the FHLB of $49.5 million, with $36.0 million outstanding.

Total deposits were $300.3 million and $216.8 million at December 31, 2005 and 2004, respectively. The Bank’s deposits increased 38.5%. Because the Bank’s organic deposit growth was not sufficient in amount to meet the total funding needs of the Bank’s asset growth, the Bank looked to alternative funding sources during 2005. In light of local market deposit competition during 2005, the Bank found it less costly to access national market Internet CD’s and brokered CD’s rather than compete for higher cost of funds sources within its local markets. The Bank will continue to evaluate all funding sources for cost, accessibility, dependability and efficiency.

At December 31, 2005 and 2004, time deposits represented 66.0% and 61.9%, respectively, of the Bank’s total deposits. Certificates of deposit of $100,000 or more represented 45.9% and 30.8%, respectively, of the Bank’s total deposits at December 31, 2005 and 2004. At December 31, 2005, the Bank had $2.9 million in public deposits, $13.8 million in Internet CD’s and $82.0 million in brokered time deposits. These sources of funds are generally considered to be less stable than deposits from the Bank’s local Markets. However, management believes that the other non-alternative funding time deposits are relationship oriented. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Bank will utilize non-local market funding sources such as Internet CD’s, wholesale NOW accounts, CDARS (Certificate of Deposit Account Registry Service) a deposit placement network (an innovation that allows banks to offer up to $25 million of FDIC insurance per depositor by networking with other banks within the CDARS system), FHLB advances and brokered deposits as a less costly diversified funding source to complement the Bank’s local market deposits. Deposits, loan repayments, mortgage-backed securities prepayments, bond maturities, FHLB advances and current earnings will be employed to provide liquidity, generate loans, purchase securities, procure fixed assets and meet other operating needs incurred in normal banking activities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6, following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2005. The Bank participates in an off-balance sheet interest rate swap with a notional amount of $5 million. The bank sells variable rate 90 day LIBOR indexed interest and purchases fixed rate interest. This transaction locks the interest expense at 6.90% through 2008.

CAPITAL RESOURCES

At December 31, 2005 and 2004, the Company’s shareholders’ equity totaled $23.1 million and $16.4 million, respectively. The Company’s equity to asset ratio on those dates was 6.2% and 5.8%, respectively, reflecting the Company’s aggressive growth. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1—DESCRIPTION OF BUSINESS — SUPERVISION AND REGULATION.” Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank. To maintain the Bank’s well-capitalized rating the Company issued $4.8 million of non-cumulative perpetual preferred stock during the third quarter of 2005 with a fixed rate of 8.3% for 5 years. The net proceeds from the preferred stock were then invested into the subsidiary Bank’s capital as common stock.

All capital ratios place the Bank in excess of minimum requirements to be classified as “well capitalized’ by regulatory measures. The Bank’s Leverage ratio as of December 31, 2005 and 2004 was 8.8% and 8.9%, respectively.

Note P to the accompanying consolidated financial statements presents an analysis of the Bank’s regulatory capital position as of December 31, 2005 and 2004. Management anticipates that the Bank will remain “well-capitalized” for regulatory purposes throughout 2006.

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

Based on the results of the income simulation model, as of December 31, 2005, the Bank would expect an increase in net interest income of $299,000 if interest rates increase from current rates by an instantaneous 100 basis points and a decrease in net interest income of $460,000 if interest rates decrease from current rates by an instantaneous 100 basis points.

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

Table 7, following this discussion, “Interest Rate Sensitivity Analysis”, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and are placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Bank is asset sensitive within three months, liability sensitive over three months to twelve months, liability sensitive within twelve months and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest-bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its income simulation model when managing its exposure to changes in interest rates. The Bank does not normally make interest rate predictions, or take undue risk on potential changes in interest rate direction. The Bank is currently asset sensitive. Should interest rates increase, the Bank’s earnings, margins and spreads would be positively impacted.

LENDING ACTIVITIES

General. The Bank provides to its customers a full range of short- to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Company and/or the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Bank has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans. The Bank also originates 1-4 family mortgages that are typically sold into the secondary market, servicing released.

Table 8, “Loan Portfolio Composition”, following this discussion, provides an analysis of the Bank’s loan portfolio composition by type of loan as of the end of each of the last five years.

Table 9, “Loan Maturities”, following this discussion, presents, at December 31, 2005, (i) the aggregate maturities or re-pricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates.

Commercial and Industrial Loans. Commercial business lending is a primary focus of the Bank’s lending activities. At December 31, 2005, the Bank’s commercial and industrial loan portfolio equaled $38.9 million or 13.9% of total loans, as compared with $30.5 million or 13.6% of total loans at December 31, 2004. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial and industrial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans, as most commercial loan yields are tied to the prime rate index. Therefore, yields on most commercial loans adjust with changes in the prime rate.

Real Estate Loans. Real estate loans are originated for the purpose of purchasing, constructing or refinancing one to four family, five or more family and commercial properties. The Bank offers fixed and adjustable rate options. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department which makes Federal National Mortgage Association (“FNMA”) and Freddie Mac (“FHLMC”)— conforming loans that are originated with a commitment from a correspondent bank to purchase the loan within 30-45 days of closing.

Residential one to four family loans are classified into two categories: conforming loans, that are originated under the underwriting guidelines established by FNMA or FHLMC and held for sale and nonconforming loans that are originated and retained in the Bank’s loan portfolio. The terms “conforming” and “nonconforming” do not refer to credit quality, but rather to whether the loan is underwritten so that it can be sold in the secondary market. At December 31, 2005, loans held for sale amounted to $893,000 while nonconforming loans held in the Bank’s permanent portfolio amounted to $38.7 million. The Bank’s permanent residential mortgage loans are generally secured by properties located within the Bank’s market area. Most of the one to four family residential mortgage loans that the Bank makes are conforming loans and are sold within 30 days of closing to a correspondent bank. The Bank originated 374 loans in the amount of $57.6 million for sale in the secondary market during 2005. The Bank receives a fee for each loan originated, with fees aggregating $1.1 million for the year ended December 31, 2005 and $2.3 million for the year ended December 31, 2004. The Bank anticipates that it will continue to be an active originator of residential loans. Nonconforming residential mortgage loans that are retained in the Bank’s loan portfolio generally have rate terms of five years or less, with amortizations up to 20 years.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans amounted to $100.3 million at December 31, 2005. These loans are secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guarantee of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate usually involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

The Bank originates one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Bank also makes commercial real estate construction loans, generally for owner-occupied properties. The Bank further endeavors to limit its construction lending risk through adherence to established underwriting procedures. The Bank generally requires documentation for all draw requests and utilizes loan officers to inspect the project prior to honoring draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

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

Responsibility for loan production rests with the Senior Commercial Lending Officer in each market. The responsibility for loan underwriting, loan processing and approval is with the Senior Credit Officer. The Board of Directors of the Bank reviews the President’s lending authority annually. The Board, in turn delegates loan authority to the Senior Credit Officer and other loan officers of the Bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authority as determined by the Board of Directors or the President.

The President, Chief Credit Officer, and the Chief Operating Officer each have the authority to approve loans up to $400,000. The President in conjunction with the Chief Credit Officer or the Chief Operating Officer and the Chief Credit Officer have the combined authority to approve loans up to $1 million. The President, Chief Credit Officer and Chief Operating Officer have the combined authority to approve loans up to $2.0 million which is the maximum staff, in-house lending limit set by the Board of Directors. The Board’s Loan Committee approves all loans in excess of the staff’s in-house lending limit. The committee consists of the President, the Chairman and Vice Chairman of the Board and four outside directors as appointed by the Board of Directors of the Bank

Additionally, all loans of $50,000 or greater and all loans with relationship exposure of $200,000 or above are reviewed by the Management Loan Committee comprised of the President, Senior Credit Officer, and the Senior Commercial Loan Officers for Burlington, Graham and Greensboro. The Bank Board’s Loan Committee approves all loans with total exposure of $1.0 million or greater. The Bank’s legal lending limit was $5.5 million at December 31, 2005. The Bank seldom makes loans approaching its legal lending limit.

COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company’s consolidated balance sheets. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note O to the accompanying consolidated financial statements and Table 6.

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

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when management has serious concerns about the collectibility of principal or interest. Generally, the Bank’s policy is to place a loan on non-accrual status when the loan becomes 90 days past due. Loans are also placed on non-accrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rate when management anticipates that no loss of original principal will occur. Potential problem loans are defined as loans currently performing that are not included in non-accrual or restructured loans, but are loans that management has concerns as to the borrower’s ability to comply with present repayment terms. These loans could deteriorate to non-accrual, past due or restructured loans status. Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses. At December 31, 2005, the Bank identified $237,000 in non-accrual loans. Management anticipates that the vast majority of the non-accruing loans at December 31, 2005 will be paid out or returned to accrual status. At December 31, 2004, the Bank identified $254,000 in non-accrual loans.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2005, there were $2.8 million assets classified as real estate owned. $2.7 million of the real estate owned is related to a single borrower with a 70% guarantee issued by the USDA (United States Department of Agriculture) on $1.5 million of the $2.8 million balance. At December 31, 2004, there were $2.0 million assets classified as real estate owned.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases the allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In addition, on a monthly basis the Bank’s Board of Directors reviews the computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank’s limited history of operations. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require it to make adjustments to the allowance for loan losses based upon judgments different from those of management.

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

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 2004 and December 31, 2005, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 12.8% to 13.8%; commercial mortgage loans – 39.5% to 35.7%; construction loans – 12.4% to 23.9%; commercial and industrial loans – 13.6% to 13.9%; loans to individuals – 3.5% to 1.7%; and home equity lines of credit – 15.6% to 10.7%. For the past five fiscal years through 2005, the Bank’s loan loss experience has been similar to that of other peer banks in North Carolina, with net loan charge-offs in each year of ranging from 0.06% to 0.42% of average loans outstanding. Charge offs are typically recognized when it is the opinion of management that all or a portion of an outstanding loan becomes uncollectible. Loan repayment may be realized through a contractual agreement, or through liquidation of assets pledged as collateral. Net charge-offs totaled $687,000 or 0.34% of outstanding loans for 2004 and $148,000 or 0.06% of outstanding loans for 2005. The Bank’s allowance for loan losses at December 31, 2005 of $4.1 million represents 1.46% of total loans outstanding, net of loans held for sale. The Bank’s allowance for loan losses at December 31, 2004 was $2.9 or 1.32% of outstanding loans, net of loans held for sale. The allowance for loan losses as a percentage of loans outstanding increased in 2005 compared to 2004 due to a decrease in charged off loans during 2005 and an increase to the loan loss provision.

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

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, substantially all of which are available for sale, consists primarily of U.S. government agency securities, mortgage-backed securities and securities issued by local governments. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify most investment securities as available for sale. Table 13, “Securities Portfolio Composition”, following this discussion, summarizes investment securities by type at December 31, 2005, 2004 and 2003.

Table 14, “Securities Portfolio Composition”, following this discussion, summarizes the amortized costs, fair values and weighted average yields of the Bank’s investment securities at December 31, 2005, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2005, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. As described in “-Liquidity” above, the Bank uses wholesale deposits as a funding source. However, the Bank strives to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce the Bank’s costs of funds.

Table 15, “Average Deposits”, following this discussion, sets forth for the for the years ended December 31, 2005, 2004 and 2003 the average balances outstanding and average interest rates for each major category of deposits.

Table 16, “Maturities of Time Deposits of $100,000 or More”, which follows this discussion, presents maturities of certificates of deposit with balances of $100,000 or more at December 31, 2005.

Borrowings. As additional sources of funding, the Bank uses advances from the FHLB of Atlanta under a line of credit equal to 30% of the Bank’s total assets, subject to qualifying collateral. The available aggregate line of credit was $49.5 million at December 31, 2005. Outstanding advances at December 31, 2005 totaled $36.0 million, and included: $10.0 million of daily rate credit advances at a weighted average rate at December 31, 2005 of 4.88%; $8.0 million maturing in 2009, bearing a weighted average rate of 1.73%; $4.0 million maturing in 2010, bearing interest at a weighted average rate of 5.79%; $4.0 million maturing in 2012, bearing interest at 3.56%; and $10 million maturing in 2013 bearing interest at 2.91%. Pursuant to collateral agreements with the FHLB, at December 31, 2005, advances are secured by loans with a carrying amount of $119.6 million, which approximates market value. Advances outstanding at December 31, 2004 totaled $41.5 million.

In addition to FHLB advances, the Company issued $8.8 million of junior subordinated debentures to its wholly owned capital trusts, MidCarolina I and MidCarolina Trust II, to fully and unconditionally guarantee the preferred securities issued by the trusts. These long term obligations, which currently quality as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the trusts’ obligations under the Capital Trust Securities. See also Note B to the consolidated financial statements for a detailed discussion of the January 2003 FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note B to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates f adoption and effects on results of operations and financial condition.

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP is to be applied to reporting periods beginning after December 15. 2005. The Company is in process of evaluating the impact of this FSP.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(r), Share-Based Payments, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

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

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2005 and 2004 would have decreased by approximately $51,000 for both years. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

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

RISKS ASSOCIATED WITH THE BANK AND THE COMPANY

Concentration of Operations. The Bank’s operations are concentrated in the Piedmont region of North Carolina. As a result of this geographic concentration, the Bank’s results may correlate to the economic conditions in this area. A deterioration in economic conditions in this market area, particularly in the industries on which these geographic areas depend, may adversely affect the quality of the Bank’s loan portfolio and the demand for the Bank’s products and services, and accordingly, its results of operations.

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

MidCarolina Financial Corporation

Table 2

Average Balances and Net Interest Income (1)

($ in thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net	$252,914	$16,915	6.69%	$204,121	$10,840	5.31%	$160,041	$9,189	5.74%
Investment securities	46,681	1,991	4.27%	28,018	1,180	4.21%	8,079	322	3.99%
Interest-earning cash deposits	8,248	206	2.50%	7,664	74	0.97%	8,449	94	1.11%
Other	2,092	96	4.59%	2,189	80	3.65%	1,211	47	3.88%

Total interest-earning assets	309,935	19,208	6.20%	241,992	12,174	5.03%	177,780	9,652	5.43%

Other assets	19,460			11,360			15,042

Total assets	$329,395			$253,352			$192,822

Interest-bearing liabilities:
Deposits:
Demand deposits	55,152	1,070	1.94%	50,781	614	1.21%	36,346	313	0.86%
Savings deposits	7,028	49	0.70%	6,549	32	0.49%	5,569	27	0.48%
Fixed maturity deposits	175,110	5,516	3.15%	108,160	2,152	1.99%	90,110	1,953	2.17%
Short term borrowed funds	8,622	316	3.67%	23,090	311	1.35%	3,677	40	1.09%
Long term borrowed funds	34,500	1,376	3.99%	26,500	1,274	4.81%	23,259	965	4.15%

Total interest-bearing liabilities	280,412	8,327	2.97%	215,080	4,383	2.04%	158,961	3,298	2.07%

Noninterest-bearing deposits	27,440			21,600			18,937
Other liabilities	1,800			1,188			1,259
Stockholders’ equity	19,743			15,484			13,665

Total liabilities and stockholders’ equity	$329,395			$253,352			$192,822

Net interest income and interest rate spread		$10,881	3.23%		$7,791	2.99%		$6,354	3.35%

Net yield on average interest-earning assets			3.51%			3.22%			3.57%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.53%			112.51%			111.84%

(1)	includes nonaccrual and nonperforming loans, the impact of which is not significant. Tax exempt income is not computed on a tax equivalent basis.

MidCarolina Financial Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2005 vs. 2004			Year Ended December 31, 2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$2,927	$3,148	$6,075	$2,436	$(785)	$1,651
Investment securities	791	20	811	817	41	858
Interest-earning cash deposits	10	122	132	(8)	(12)	(20)
Other	(4)	20	16	37	(4)	33

Total interest income	3,724	3,310	7,034	3,282	(760)	2,522

Interest expense:
Deposits
Demand deposits	69	387	456	149	152	301
Savings deposits	3	14	17	5	—	5
Fixed maturity deposits	1,721	1,643	3,364	375	(176)	199
Short term borrowed funds	(363)	368	5	236	35	271
Long term borrowed funds	352	(250)	102	145	164	309

Total interest expense	1,782	2,162	3,944	910	175	1,085

Net interest income increase (decrease)	$1,942	$1,148	$3,090	$2,372	$(935)	$1,437

MidCarolina Financial Corporation

Table 4

Noninterest Income

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Service charges on deposit accounts	$1,009	$1,087	$1,017
Mortgage operations	1,086	2,325	1,766
Investment brokerage fees	200	235	298
Increase in cash surrender value of life insurance	254	234	298

Core noninterest income	2,549	3,881	3,379
Securities gains (losses), net	(74)	70	28
Gain (loss) on disposal of foreclosed assets	(1)	5	(3)
Other noninterest income	209	185	171

Total noninterest income	$2,683	$4,141	$3,575

MidCarolina Financial Corporation

Table 5

Noninterest Expenses

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Salaries	$3,739	$3,926	$3,322
Employee benefits	1,084	1,001	862

Total salaries and benefits	4,823	4,927	4,184

Occupancy expense	368	282	265
Equipment expense	457	448	365
Data processing	567	468	414
Office supplies and postage	268	285	268
Deposit and other insurance	205	149	158
Professional and other services	572	444	351
Advertising	294	180	140
Other	992	827	700

Total non-interest expenses	$8,546	$8,010	$6,845

MidCarolina Financial Corporation

Table 6

Contractual Obligations and Commitments

($ in thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$10,000	$10,000	$—	$—	$—
Long-term debt	34,764	—	—	12,000	22,764
Operating leases	327	96	180	51	—

Total contractual cash obligations excluding deposits	45,091	10,096	180	12,051	22,764
Time deposits	198,132	158,469	39,501	162	—

Total contractual cash obligations	$243,223	$168,565	$39,681	$12,213	$22,764

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments (1)	$76,594	$44,352	$5,090	$—	$27,152

Commitments to sell loans held for sale	$893	$893	$—	$—	$—

(1)	includes financial standby letters of credit, net

MidCarolina Financial Corporation

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2005
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans and loans held for sale	$179,753	$12,371	$192,124	$88,731	$280,855
Securities available for sale	4,091	2,323	6,414	51,959	58,373
Securities held to maturity	250	—	250	—	250
Other earning assets	11,658	—	11,658	2,313	13,971

Total interest-earning assets	$195,752	$14,694	$210,446	$143,003	$353,449

Interest-bearing liabilities
Fixed maturity deposits	$50,921	$106,984	157,905	$40,227	$198,132
All other deposits	70,586	—	70,586	—	70,586
Borrowings	21,500	—	21,500	23,264	44,764

	$143,007	$106,984	$249,991	$63,491	$313,482

Interest sensitivity gap	$52,745	$(92,290)	$(39,545)	$79,512	$39,967
Cumulative interest sensitivity gap	52,745	(39,545)	(39,545)	39,967	39,967
Cumulative interest sensitivity gap as a percent of total interest-earning assets	14.92%	-11.19%	-11.19%	11.31%	11.31%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	136.88%	84.18%	84.18%	112.75%	112.75%

MidCarolina Financial Corporation

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real Estate:
Construction loans	$67,170	23.92%	$27,715	12.41%	$14,276	7.76%	$13,940	9.86%	$10,396	9.08%
Commercial mortgage loans	100,292	35.71%	88,220	39.51%	71,113	38.66%	43,879	31.05%	31,263	27.30%
Home equity lines of credit	30,072	10.71%	34,715	15.55%	29,221	15.89%	23,484	16.62%	20,034	17.49%
Residential mortgage loans	38,656	13.76%	28,630	12.82%	27,010	14.69%	16,528	11.70%	13,946	12.18%
Residential mortgage loans held for sale	893	0.32%	5,657	2.53%	4,981	2.71%	6,541	4.63%	7,145	6.24%

Total real estate loans	237,083	84.42%	184,937	82.82%	146,601	79.71%	104,372	73.86%	82,784	72.29%
Commercial and industrial loans	38,929	13.86%	30,464	13.64%	30,893	16.80%	27,501	19.46%	24,237	21.16%
Loans to individuals for household, family and other personal expenditures	4,836	1.72%	7,911	3.54%	6,431	3.50%	9,439	6.68%	7,499	6.55%

Loans, gross	280,848	100.00%	223,312	100.00%	183,925	100.00%	141,312	100.00%	114,520	100.00%

Less net deferred loan origination (fees) costs	7		28		(31)		(105)		(96)

Total loans	$280,855		$223,340		$183,894		$141,207		$114,424

MidCarolina Financial Corporation

Table 9

Loan Maturities

(In thousands)

	At December 31, 2005
	Due within one year		Due after one year but within five		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
By loan type:
Commercial and industrial and commercial mortgage	$86,000	7.42%	$47,334	6.59%	$1,737	7.14%	$135,071	7.13%
Real estate - construction	50,199	7.68%	16,158	6.60%	813	7.10%	67,170	7.40%

Total	$136,199	7.52%	$63,492	6.59%	$2,550	7.13%	$202,241	7.22%

By interest rate type:
Fixed rate loans	$12,719		$63,492		$2,550		$78,761
Variable rate loans	123,480		—		—		123,480

	$136,199		$63,492		$2,550		$202,241

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

MidCarolina Financial Corporation

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2005	2004	2003	2002	2001	2000
Nonaccrual loans	$237	$254	$589	$80	$747	$—
Restructured loans	—	—	—	—	—	—

Total nonperforming loans	237	254	589	80	747	—
Repossessed Assets	19	—	22	11	—	—
Other real estate owned	2,803	2,031	—	—	—	—

Total nonperforming assets	$3,059	$2,285	$611	$91	$747	$—

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—	$—
Allowance for loan losses	4,090	2,865	2,522	2,088	1,633	1,319
Nonperforming loans to year end loans	0.08%	0.11%	0.32%	0.06%	0.65%	0.00%
Allowance for loan losses to year end loans	1.46%	1.32%	1.41%	1.48%	1.43%	1.47%
Nonperforming assets to loans and other real estate	1.08%	1.01%	0.33%	0.06%	0.65%	0.00%
Nonperforming assets to total assets	0.83%	0.80%	0.29%	0.05%	0.54%	0.00%
Allowance for loan losses to nonperforming loans	1725.74%	1127.95%	428.18%	2610.00%	218.61%	NM

MidCarolina Financial Corporation

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2005		2004		2003		2002		2001
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans:
Construction loans	$978	23.92%	$356	12.41%	$196	7.76%	$206	9.86%	$148	9.08%
Commercial mortgage loans	1,461	35.71%	1,132	39.51%	975	38.66%	648	31.05%	446	27.30%
Home equity lines of credit	438	10.71%	445	15.55%	401	15.89%	347	16.62%	286	17.49%
Residential mortgage loans	563	13.76%	347	12.45%	370	14.69%	244	11.70%	199	12.18%
Residential mortgage loans held for sale	—	0.32%	—	2.90%	—	2.71%	—	4.63%	—	6.24%

Total real estate loans	3,440	84.42%	2,280	82.82%	1,942	79.71%	1,445	73.86%	1,079	72.29%
Commercial and industrial loans	580	13.86%	489	13.64%	522	16.80%	504	19.46%	447	21.16%
Loans to individuals	70	1.72%	101	3.54%	88	3.50%	139	6.68%	107	6.55%

	$4,090	100.00%	$2,865	100.00%	$2,522	100.00%	$2,088	100.00%	$1,633	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

MidCarolina Financial Corporation

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Loans outstanding at the end of the year	$279,962	$217,683	$178,913	$141,207	$114,424

Average loans outstanding during the year	$252,914	$204,121	$160,041	$118,702	$100,816

Allowance for loan losses at beginning of year	$2,865	$2,522	$2,088	$1,633	$1,319
Provision for loan losses	1,373	1,030	586	573	735

	4,238	3,552	2,674	2,206	2,054

Loans charged off:
Real estate loans	—	(5)	(3)	—	—
Commercial and industrial loans	(137)	(693)	(73)	(60)	(321)
Installment loans	(44)	(56)	(126)	(67)	(103)

Total charge-offs	(181)	(754)	(202)	(127)	(424)

Recoveries of loans previously charged off:
Commercial and industrial loans	26	14	41	3	3
Installment loans	7	53	9	6	—

Total recoveries	33	67	50	9	3

Net charge-offs	(148)	(687)	(152)	(118)	(421)

Allowance for loan losses at end of year	$4,090	$2,865	$2,522	$2,088	$1,633

Ratios:
Net charge-offs as a percent of average loans	0.06%	0.34%	0.09%	0.10%	0.42%
Allowance for loan losses as a percent of loans at end of year	1.46%	1.32%	1.41%	1.48%	1.43%

MidCarolina Financial Corporation

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2005	2004	2003
Securities available for sale:
U. S. Government agencies	$15,690	$2,484	$2,034
Mortgage-backed securities	22,847	25,900	2,645
State and municipal governments	19,712	7,404	2,931
Other	124	124	124

Total securities available for sale	58,373	35,912	7,734

Securities held to maturity:
Other	250	250	250

Total securities	$58,623	$36,162	$7,984

MidCarolina Financial Corporation

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)
Securities available for sale:
U. S. Government agencies
Due after one but within five years	3,291	3,237	4.40%
Due after five but within ten years	12,688	12,453	4.87%

	15,979	15,690	4.77%

Mortgage-backed securities
Due within one year	3,291	3,210	4.41%
Due after one but within five years	11,799	11,444	4.44%
Due after five but within ten years	5,858	5,668	4.54%
Due after ten years	2,598	2,525	4.50%

	23,546	22,847	4.47%

State and local governments (1)
Due after one but within five years	2,479	2,483	6.22%
Due after five but within ten years	5,437	5,398	6.24%
Due after ten years	11,798	11,831	6.30%

	19,714	19,712	6.27%

Other
Due after ten years	124	124	0.00%

	124	124	0.00%

Total securities available for sale
Due within one year	3,291	3,210	4.41%
Due after one but within five years	17,569	17,164	4.69%
Due after five but within ten years	23,983	23,519	5.10%
Due after ten years	14,520	14,480	5.93%

	$59,363	$58,373	5.15%

Securities held to maturity
Other
Due after ten years	$250	$250	4.75%

	250	250	4.75%

Total securities held to maturity
Due after ten years	250	250	4.75%

	250	250	4.75%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

MidCarolina Financial Corporation

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2005		2004		2003
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	55,152	1.94%	$50,781	1.21%	$36,346	0.86%
Savings deposits	7,028	0.70%	6,549	0.49%	5,569	0.48%
Fixed maturity deposits	175,110	3.15%	108,160	1.99%	90,110	2.17%

Total interest-bearing deposits	237,290	2.80%	165,490	1.69%	132,025	1.74%

Noninterest-bearing deposits	27,440	—	21,600	—	18,937	—

Total deposits	$264,730	2.51%	$187,090	1.50%	$150,962	1.52%

MidCarolina Financial Corporation

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2005
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$39,221	$20,047	$43,710	$34,962	$137,940

ITEM 7. FINANCIAL STATEMENTS

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

MIDCAROLINA FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MidCarolina Financial Corporation

Burlington, North Carolina

We have audited the accompanying consolidated statements of financial condition of MidCarolina Financial Corporation and Subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidCarolina Financial Corporation and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 20, 2006

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$1,062	$906
Federal funds sold and interest-earning deposits	12,036	9,187
Investment securities:
Available for sale	58,373	35,912
Held to maturity (fair value approximates $250)	250	250
Loans held for sale	893	5,657
Loans	279,962	217,683
Allowance for loan losses	(4,090)	(2,865)

Net loans	275,872	214,818
Investment in stock of Federal Home Loan Bank of Atlanta	2,189	2,292
Investment in life insurance	7,037	6,783
Premises and equipment, net	6,115	4,139
Other assets	6,613	4,944

Total assets	$370,440	$284,888

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$31,544	$23,667
Interest-bearing demand deposits	63,738	52,345
Savings	6,848	6,665
Time	198,132	134,114

Total deposits	300,262	216,791

Short-term borrowings	10,000	15,500
Long-term debt	34,764	34,764
Accrued expenses and other liabilities	2,321	1,409

Total liabilities	347,347	268,464

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2005	4,819	—
Common stock, no par value; 80,000,000 shares authorized; 3,131,380 and 2,084,392 shares issued and outstanding at December 31, 2005 and 2004, respectively	11,392	11,352
Retained earnings	7,429	5,171
Accumulated other comprehensive loss	(547)	(99)

Total shareholders’ equity	23,093	16,424

Total liabilities and shareholders’ equity	$370,440	$284,888

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands, except per share data)
Interest Income
Loans	$16,915	$10,840
Investment securities:
Taxable	1,525	895
Tax-exempt	466	285
Federal funds sold and interest-earning deposits	206	74
Other	96	80

Total interest income	19,208	12,174

Interest Expense
Demand deposits	1,070	614
Savings deposits	49	32
Time deposits	5,516	2,152
Short-term borrowings	316	311
Long-term debt	1,376	1,274

Total interest expense	8,327	4,383

Net Interest Income	10,881	7,791
Provision for loan losses	1,373	1,030

Net interest income after provision for loan losses	9,508	6,761

Noninterest Income
Service charges on deposit accounts	1,009	1,087
Mortgage operations	1,086	2,325
Investment services	200	235
Increase in cash surrender value of life insurance	254	234
Gain (loss) on sale of investment securities	(74)	70
Other	208	190

Total noninterest income	2,683	4,141

Noninterest Expense
Salaries and employee benefits	4,823	4,927
Occupancy and equipment	825	730
Data processing	567	468
Office supplies and postage	268	285
Deposit and other insurance	205	149
Professional and other services	572	444
Advertising	294	180
Other	992	827

Total noninterest expense	8,546	8,010

Income before income taxes	3,645	2,892
Provision for income taxes	1,277	950

Net income	2,368	1,942
Dividends on preferred stock	(104)	—

Net income available to common shareholders	$2,264	$1,942

Net Income Per Common Share:
Basic	$.72	$.62

Diluted	$.67	$.58

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands)
Net income	$2,368	$1,942

Other comprehensive income:
Securities available for sale:
Unrealized holding losses on available for sale securities	(905)	(208)
Tax effect	353	76
Reclassification of (gains) losses recognized in net income	74	(70)
Tax effect	(28)	25

Net of tax amount	(506)	(177)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	95	90
Tax effect	(37)	(33)

Net of tax amount	58	57

Total other comprehensive loss	(448)	(120)

Comprehensive income	$1,920	$1,822

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

	Preferred stock		Common stock		Retained earnings	Accumulated other com- prehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2003	—	$—	2,065,006	$11,161	$3,229	$21	$14,411
Net income	—	—	—	—	1,942	—	1,942
Other comprehensive loss	—	—	—	—	—	(120)	(120)
Stock options exercised	—	—	19,336	110	—	—	110
Current income tax benefit	—	—	—	80	—	—	80
Stock awards	—	—	50	1	—	—	1

Balance at December 31, 2004	—	—	2,084,392	11,352	5,171	(99)	16,424
Preferred stock issue, net	5,000	4,819	—	—	—	—	4,819
Net income	—	—	—	—	2,368	—	2,368
Other comprehensive loss	—	—	—	—	—	(448)	(448)
Effect of 6-for-5 stock split	—	—	416,492	—	(6)	—	(6)
Effect of 5-for-4 stock split	—	—	624,871	(7)	—	—	(7)
Preferred dividends paid	—	—	—	—	(104)	—	(104)
Stock options exercised	—	—	5,625	21	—	—	21
Current income tax benefit	—	—	—	26	—	—	26

Balance at December 31, 2005	5,000	$4,819	3,131,380	$11,392	$7,429	$(547)	$23,093

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands)
Operating Activities
Net income	$2,368	$1,942
Depreciation and amortization	470	565
Provision for loan losses	1,373	1,030
Deferred income tax benefit	(478)	(109)
(Gain) loss on sale of investment securities available for sale	74	(70)
(Gain) loss on disposal of foreclosed assets	—	(5)
Gain on sale of loans	(1,086)	(2,325)
Origination of loans held for sale	(57,615)	(118,411)
Proceeds from sales of loans held for sale	63,465	120,060
Increase in cash surrender value life insurance	(254)	(234)
Changes in assets and liabilities:
(Increase) decrease in other assets	52	(619)
Increase in accrued expenses and other liabilities	843	588

Net cash provided by operating activities	9,212	2,412

Investing Activities
Purchases of investment securities available for sale	(48,187)	(53,181)
Maturities and calls of investment securities available for sale	5,912	5,321
Sales of investment securities available for sale	18,800	19,280
Net increase in loans from originations and principal repayments	(62,427)	(41,488)
(Purchase) redemption of FHLB stock	103	(467)
Purchases of premises and equipment	(2,331)	(253)
Acquisition of real estate	(1,124)	—
Proceeds from sale of foreclosed assets	353	5

Net cash used by investing activities	(88,901)	(70,783)

Financing Activities
Net increase in deposits	83,471	64,809
Net decrease in short-term borrowings	(5,500)	(3,000)
Proceeds from long-term debt	—	8,000
Issuance of non-cumulative perpetual preferred stock	4,819	—
Non-cumulative perpetual preferred stock dividends paid	(104)	—
Purchase of fractional shares	(13)	—
Proceeds from stock options exercised	21	110

Net cash provided by financing activities	82,694	69,919

Net increase in cash and cash equivalents	3,005	1,548
Cash and cash equivalents, beginning of year	10,093	8,545

Cash and cash equivalents, end of year	$13,098	$10,093

Supplemental Cash Flow Disclosure
Interest paid on deposits and borrowed funds	$7,742	$4,468
Income taxes paid	1,467	1,114
Summary of Noncash Investing and Financing Activities
Transfer from loans to foreclosed assets	—	2,031
Unrealized loss on investment securities available for sale, net of tax effect	(506)	(177)
Unrealized gain on cash flow hedging activities, net of tax	58	57
Deconsolidation of grantor trusts	—	264

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

Note B - Summary of Significant Accounting Policies

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation, and its wholly owned subsidiary MidCarolina Bank and its wholly owned subsidiary, MidCarolina Investment Corporation which, through an unaffiliated broker-dealer, provides customers of the Bank with securities products and services and earns revenues through sharing of commissions. The Company wholly owns the capital trusts used to issue trust preferred securities. The trusts are not consolidated as a part of these financial statements. All intercompany transactions and balances have been eliminated in consolidation. MidCarolina Financial Corporation and its subsidiary are collectively referred to herein as the “Company.”

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

Loans and Interest Income

Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The Company discontinues the recognition of interest income when, in the opinion of management, collection of such interest is doubtful. It is the general policy of the Company to discontinue the accrual of interest on loans, including loans impaired under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, when principal or interest payments are contractually delinquent 90 to 120 days or more. Any unpaid amounts previously accrued on these loans are reversed from income, and thereafter interest is recognized only to the extent payments are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Loans Held for Sale

The Company originates single family, residential first mortgage loans on a presold basis. Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors. At closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and servicing release fees upon the sale which are classified as mortgage operations on the consolidated statements of operations.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	15 - 40 years
Leasehold improvements	15 years
Furniture and equipment	3 -10 years

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2005.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is composed of net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. As of and for the years presented, the components of other comprehensive income for the Company consisted of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio and unrealized gains and losses, net of taxes, for the Company’s cash flow hedging activities.

Accumulated other comprehensive income (loss) at December 31, 2005 and 2004 consists of the following:

	2005	2004
	(Amounts in thousands)
Unrealized holding losses - securities available for sale	$(1,011)	$(179)
Deferred income taxes	390	64

Net unrealized holding gains - securities available for sale	(621)	(115)

Unrealized holding gains - cash flow hedging activities	$120	$25
Deferred income taxes	(46)	(9)

Net unrealized holding gains - cash flow hedging activities	74	16

Total other accumulated other comprehensive income (loss)	$(547)	$(99)

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the years ended December 31, 2005 and 2004 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$2,368	$1,942
Less preferred dividends	(104)	—

Net income available to common shareholders	2,264	1,942
Stock-based compensation
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(1,030)	(51)

Pro forma	$1,234	$1,890

Basic net income per share:
As reported	$.72	$.62
Pro forma	.39	.61

Diluted net income per share:
As reported	$.67	$.58
Pro forma	.36	.56

Net Income Per Share

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 5-for -4 stock split effected in the form of a 25% stock dividend declared on October 13, 2005 and distributed on November 15, 2005, a 6-for-5 stock split effected in the form of a 20% stock dividend declared on November 23, 2004 and distributed on January 14, 2005. Diluted net income per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. At December 31, 2005 and 2004, there were no antidilutive options.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2005	2004
Weighted average number of common shares used in computing basic net income per share	3,126,925	3,119,564

Effect of dilutive stock options	269,148	241,719

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,396,073	3,361,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

Derivative Instruments

The Company utilizes interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates or from one type of floating rate to another. Swap terms generally range from one year to ten years depending on the need.

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

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP is to be applied to reporting periods beginning after December 15. 2005. The Company is in process of evaluating the impact of this FSP.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(r), Share-Based Payments, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Reclassification

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform with the 2005 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note C - Investment Securities

The following is a summary of investment securities by major classification at December 31, 2005 and 2004:

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. agency securities	$15,999	$7	$316	$15,690
Mortgage-backed securities	23,546	—	699	22,847
State and municipal	19,714	77	79	19,712
Other	124	—	—	124

Total	$59,383	$84	$1,094	$58,373

Securities held to maturity:
Other	$250	$—	$—	$250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. agency securities	$2,499	$—	$15	$2,484
Mortgage-backed securities	26,063	5	168	25,900
State and municipal	7,405	29	30	7,404
Other	124	—	—	124

Total	$36,091	$34	$213	$35,912

Securities held to maturity:
Other	$250	$—	$—	$250

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2005 (Amounts in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. agency securities	$11,518	$286	$970	$30	$12,488	$316
Mortgage-backed securities	11,864	326	10,963	373	22,827	699
State and municipal	8,032	79	—	—	8,032	79

Total temporarily impaired securities	$31,414	$691	$11,933	$403	$43,347	$1,094

	2004 (Amounts in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. agency securities	$2,484	$15	$—	$—	$2,484	$15
Mortgage-backed securities	18,923	168	—	—	18,923	168
State and municipal	2,085	18	618	12	2,703	30

Total temporarily impaired securities	$23,492	$201	$618	$12	$24,110	$213

The aggregate amortized cost and fair value of debt securities at December 31, 2005, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

	Available for Sale		Held to Maturity
	Amortized cost	Fair value	Amortized cost	Fair value
	(Amounts in thousands)
U.S. agency securities:
Due in 1 year through 5 years	$3,291	$3,237	$—	$—
Due after 5 years through 10 years	12,688	12,453	—	—
State and municipal securities:
Due in 1 year through 5 years	2,479	2,483	—	—
Due after 5 years through 10 years	5,437	5,398	—	—
Due after 10 years	11,798	11,831	—	—
Other:
Due after 10 years	124	124	250	250
Mortgage-backed securities	23,546	22,847	—	—

Total	$59,363	$58,373	$250	$250

Proceeds from sales of investment securities available for sale amounted to $18.8 million and $19.3 million for the years ended December 31, 2005 and 2004, respectively. Gross realized gains (losses) from the sales of investment securities available for sale amounted to ($74,000) and $70,000 for the years ended December 31, 2005 and 2004, respectively.

Investment securities with amortized cost of $8.4 million and fair value of $8.4 million at December 31, 2005 were pledged to secure both financing from the Federal Home Loan Bank and for public monies on deposit as required by law.

Note D - Loans

Following is a summary of loans at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Real estate:
Construction loans	$67,170	$27,715
Commercial mortgage loans	100,292	88,220
Home equity lines of credit	30,072	34,715
Residential mortgage loans	38,656	28,630

Total real estate loans	236,190	179,280

Commercial and industrial loans	38,929	30,464
Loans to individuals for household, family and other personal expenditures	4,836	7,911
Net deferred loan origination costs	7	28

Total loans	$279,962	$217,683

At December 31, 2005 and 2004, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $237,000 and $254,000, respectively, consisting of nonaccrual loans. The corresponding valuation allowances were $79,000 and $28,000, respectively. For the years ended December 31, 2005 and 2004, the average recorded investment in impaired loans was approximately $188,000 and $834,000, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

The Company’s lending is concentrated primarily in Alamance County and the surrounding communities in which it operates. The Company had loan and deposit relationships with most of its directors and executive officers and with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors and their affiliates (amounts in thousands):

Balance at December 31, 2004	$2,180
New loans	2,995
Principal repayments	(1,688)

Balance at December 31, 2005	$3,487

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

Note E - Allowance for Loan Losses

An analysis of activity in the allowance for loan losses for the years ended December 31, 2005 and 2004 follows:

	2005	2004
	(Amounts in thousands)
Balance at beginning of year	$2,865	$2,522
Provision for loan losses	1,373	1,030

Charge-offs	(181)	(754)
Recoveries	33	67

Net charge-offs	(148)	(687)

Balance at end of year	$4,090	$2,865

Note F - Premises and Equipment

The following is a summary of premises and equipment:

	2005	2004
	(Amounts in thousands)
Land	$1,081	$1,081
Buildings and leasehold improvements	4,952	3,005
Furniture and equipment	2,045	2,197

	8,078	6,283

Less accumulated depreciation	(1,963)	(2,144)

Total	$6,115	$4,139

Depreciation expense for the years ended December 31, 2005 and 2004 amounted to approximately $355,000 and $360,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note G - Time Deposits

Time deposits in denominations of $100,000 or more were $137.9 million and $67.0 million at December 31, 2005 and 2004, respectively. Interest expense on such deposits aggregated approximately $3.7 million and $919,000 in 2005 and 2004, respectively. Time deposits maturing subsequent to December 31, 2005 are as follows (amounts in thousands):

2006	$158,469
2007	38,543
2008	958
2009	112
2010	50

$198,132

Note H - Leases

As of December 31, 2005, the Company leases office space under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year Ending December 31,
2006	$96
2007	90
2008	90
2009	51

$327

The leases contain options for renewals after the expiration of the current lease terms. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2005 and 2004 amounted to $115,000 and $91,000, respectively.

Note I - Borrowings

Short-term borrowings

The Company has credit availability totaling approximately $13.5 million from the FHLB, with $10.0 million outstanding with a daily rate of interest of 4.44% at December 31, 2005. This has been classified as short-term borrowings in the balance sheet. Borrowings must be adequately collateralized. At December 31, 2004, the outstanding short-term borrowings amounted to $15.5 million.

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

Maturity	Fixed Interest Rate	2005	2004
		(Amounts in thousands)
March 17, 2009	1.73%	$8,000	$8,000
March 17, 2010	5.92%	1,500	1,500
March 17, 2010	5.71%	2,500	2,500
September 4, 2012	3.56%	2,000	2,000
September 4, 2012	3.56%	2,000	2,000
March 10, 2013	2.91%	10,000	10,000

		$26,000	$26,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

At December 31, 2005 and 2004, the weighted average interest rates on the above advances were 3.09% and 3.09%, respectively. The above borrowings have been classified as long-term debt in the balance sheet.

The Company has issued $8.8 million of junior subordinated debentures to its wholly owned capital trusts, MidCarolina I and MidCarolina Trust II, to fully and unconditionally guarantee the preferred securities issued by the trusts. These long term obligations, which currently qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the trusts’ obligations under the Capital Trust Securities. See also Note B for a detailed discussion of the January 2003 FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

A description of the Junior Subordinated debentures outstanding is as follows:

				(Amounts in thousands)
Issuing Entity	Date of Issuance	Interest Rate	Maturity Date	Principal Amount
				2005	2004
MidCarolina I	10/29/2002	Libor plus 3.45%	11/07/2032	$5,155	$5,155
MidCarolina Trust II	12/03/2003	Libor plus 2.90%	10/07/2033	3,609	3,609

				$8,764	$8,764

The Company is able to call the debt five years after the issuance date.

Note J - Income Taxes

The significant components of the provision for income taxes are as follows:

	2005	2004
	(Amounts in thousands)
Current tax provision:
Federal	$1,421	$828
State	334	231

	1,755	1,059

Deferred tax provision:
Federal	(272)	(89)
State	(206)	(20)

	(478)	(109)

Net provision for income taxes	$1,277	$950

A reconciliation of expected income taxes at the statutory federal income tax rate of 34% with the recorded provision for income taxes follows:

	2005	2004
	(Amounts in thousands)
Income tax at statutory rate	$1,240	$983

Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	84	139
Income from bank-owned life insurance	(98)	(91)
Nontaxable interest	(141)	(118)
Other	192	37

Provision for income taxes	$1,277	$950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) at December 31, 2005 and 2004 are presented below:

	2005	2004
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$1,397	$930
Deferred compensation	481	328
Other	4	—
Other comprehensive income	343	55

Total deferred tax assets	2,225	1,313

Deferred tax liabilities relating to:
Property and equipment	(117)	—
Deferred loan fees	(128)	(78)
Other	—	(21)

Total deferred tax liabilities	(245)	(99)

Net recorded deferred tax asset	$1,980	$1,214

Note K - Savings Plan

The Company maintains a contributory savings plan under Section 401(k) of the Internal Revenue Code covering all employees who have completed three months of service and are at least eighteen years of age. Under the plan, employee contributions are matched by the Company in an amount equal to 100% of the first 6% of compensation contributed by the employee during 2005 and 75% of the first 6% of compensation during 2004. Such matching becomes fully vested when the employee reaches five years of service according to the following schedule: 1 year, 20%; 2 years, 40%; 3 years, 60%, 4 years, 80%, 5 or more years, 100%. Total savings plan expense was $175,000 for 2005 and $119,000 for 2004.

Note L - Stock Options

The Board of Directors and shareholders have approved an Incentive Stock Option Plan for officers and key employees. Under the provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Board of Directors at the fair value of the stock on the date of grant. The Board reserved 300,000 shares of authorized and unissued stock for grant. Options have a vesting schedule that provides that 20% of the options granted will be vested and exercisable on the date of grant and 20% will vest and become exercisable on each of the next four annual anniversary dates thereafter. The options are granted for a ten-year term.

During 1998, the Board of Directors and shareholders approved a non-qualified stock option plan for certain original Directors of the Company, and 237,600 shares of authorized and unissued stock were reserved for award. At adoption, all options were granted at a split-adjusted exercise price of $4.73 per share, the split-adjusted fair value of the stock on the date of grant. Director options vested 100% on the date of grant. The options are granted for a ten-year term.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

A summary of the Company’s stock option activity and related information for the years ended December 31, 2005 and 2004 reflecting the effects of stock dividends declared, including the 25% stock dividend distributed in November 2005, the 20% stock dividend declared in 2004 and distributed in 2005 and the 20% stock dividend declared and distributed in 2004, is as follows:

		Outstanding Options		Exercisable Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2003	11,004	489,541	$4.33	448,174	$4.03

Options granted	—	—	—	—	—
Options vested	—	—	—	18,292	6.68
Options exercised	—	(29,004)	3.79	(29,004)	3.79
Options forfeited	—	—	—	—	—

At December 31, 2004	11,004	460,537	4.36	437,462	4.16

Options granted	142,500	157,500	14.07	157,500	14.07
Options vested	—	—	—	23,075	8.36
Options exercised	—	(5,625)	3.79	(5,625)	3.79
Options forfeited	—	—	—	—	—

At December 31, 2005	153,504	612,412	$6.86	612,412	$6.86

Additional information concerning the Company’s stock options is as follows:

Range of Exercise Prices	Number Outstanding at December 31, 2005	Number Exercisable at December 31, 2005
$3.79 – 5.05	406,222	406,222
$7.32 – 10.69	48,690	48,690
$12.40 – 14.15	157,500	157,500

Outstanding at end of year	612,412	612,412

The weighted average remaining contractual life of those options was 4.63 years.

The estimated per share fair value of options granted together with the assumptions used in estimating these fair values, are displayed below:

	2005	2004
Estimated fair value of options granted	$7.51	$—

Assumptions in estimating option values:
Risk-free rate	4.37%	—
Dividend yield	0%	—
Volatility	33.45%	—
Expected life	10.00 years	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note M - Officers’ Deferred Compensation

In 2002 the Company implemented a non-qualifying deferred compensation plan for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to offset the cost of benefit payments. Benefits for each officer participating in the plan will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $361,000 in 2005 and $331,000 in 2004 were expensed for future benefits to be provided under this plan. The total liability under this plan was $1.2 million at December 31, 2005 and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

Note N - Employment Agreement

The Company has entered into employment agreements with certain key officers to ensure a stable and competent management base. The agreement provides for benefits as spelled out in the contract and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s rights to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreement, the acquirer will be bound to the terms of the contract.

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

A summary of the Company’s commitments and contingent liabilities at December 31, 2005 and 2004 is as follows (amounts in thousands):

	2005	2004
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	$67,024	$53,691
Commitments to sell loans held for sale	893	5,657
Financial standby letters of credit, net	9,570	1,878

Commitments to originate new loans or extend credit and letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Company’s credit policies and procedures for credit commitments are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not incurred any losses on its commitments in both 2005 and 2004.

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At December 31, 2005 and 2004, the aggregate fair value of the commitments approximated the carrying value of the loans to be sold.

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

December 31, 2005 and 2004

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

As of December 31, 2005 and 2004, the Bank’s capital ratios exceeded levels deemed “well-capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since the notification that management believes have changed the Bank’s category.

	For the Bank		Minimum Requirements
	Capital Amount	Capital Ratio	For Capital Adequacy	To Be Well Capitalized
	(Dollars in thousands)
As of December 31, 2005
Tier I capital (to risk-weighted assets)	$32,146	10.08%	4.00%	6.00%
Total capital - Tier II capital (to risk-weighted assets)	36,142	11.33%	8.00%	10.00%
Leverage - Tier I capital (to average assets)	32,146	8.81%	4.00%	5.00%

As of December 31, 2004
Tier I capital (to risk-weighted assets)	$24,946	9.96%	4.00%	6.00%
Total capital - Tier II capital (to risk-weighted assets)	27,811	11.10%	8.00%	10.00%
Leverage - Tier I capital (to average assets)	24,946	8.85%	4.00%	5.00%

The Company is also subject to these capital requirements. At December 31, 2005, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.34%, 9.90% and 8.64%, respectively. At December 31, 2004, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.13%, 8.78% and 7.83%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note Q - Derivatives

The following table sets forth certain information concerning the Company’s interest rate swap at December 31, 2005:

Type	(Amounts in thousands)
Receive fixed swap	$5,000
Receive rate	4.34%
Pay rate	3.45%
Fair value	$120

Year-to-date Activity
Balance, December 31, 2004	$5,000
Additions	—
Maturities/amortizations	—

Balance, December 31, 2005	$5,000

Maturity Schedule
Two years	$5,000

The $5.0 million notional amount of derivatives used in interest rate risk management is used to hedge LIBOR-based subordinated debt securities. The Company does not utilize derivatives for trading purposes.

Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2005, the Company’s interest rate swap reflected an unrealized gain of $120,000.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rates indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. At December 31, 2005, the Company had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by the Company.

Note R - Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires a company to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004, respectively.

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

Deposits, Short-term Borrowings and Long-term Debt

The fair value of demand deposits, savings accounts, short-term borrowings and long-term debt is the amount payable on demand at the reporting date. The fair value of time deposits, savings accounts, short-term borrowings and long-term debt is estimated based upon the discounted value of projected future cash outflows using the rates currently offered for instruments of similar remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and accrued interest payable are assumed to approximate fair values.

Derivative Financial Instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note O, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of December 31, 2005
Financial assets:
Cash and cash equivalents	$12,670	$12,670
Investment securities available for sale	58,373	58,373
Investment securities held to maturity	250	250
Loans held for sale	893	893
Loans	279,962	282,595
Federal Home Loan Bank stock	2,189	2,189
Investment in life insurance	7,037	7,037
Accrued interest receivable	1,511	1,511
Financial liabilities:
Deposits	$300,262	$291,580
Short-term borrowings	10,000	10,000
Long-term debt	34,764	33,996
Accrued interest payable	785	785
Derivative financial instruments:
Interest rate swap - asset	$120	$120
As of December 31, 2004
Financial assets:
Cash and cash equivalents	$10,093	$10,093
Investment securities available for sale	35,912	35,912
Investment securities held to maturity	250	250
Loans held for sale	5,657	5,657
Loans	217,683	219,635
Federal Home Loan Bank stock	2,292	2,292
Investment in life insurance	6,783	6,783
Accrued interest receivable	1,000	1,000
Financial liabilities:
Deposits	$216,791	$210,807
Short-term borrowings	15,500	15,500
Long-term debt	34,764	29,606
Accrued interest payable	138	138
Derivative financial instruments:
Interest rate swap - asset	$25	$25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note S - Parent Company Financial Data

MidCarolina Financial Corporation’s condensed balance sheets as of December 31, 2005 and 2004, and its related condensed statements of operations and cash flows for the years then ended are as follows:

Condensed Balance Sheets

December 31, 2005 and 2004

(Amounts in thousands)

	2005	2004
Assets:
Investment in subsidiaries	$31,596	$24,826
Other assets	358	615

Total assets	$31,954	$25,441

Liabilities and Shareholders’ Equity:
Liabilities:
Junior subordinated debentures	$8,764	$8,764
Other liabilities	97	253

Total liabilities	8,861	9,017

Shareholders’ Equity:
Preferred stock	4,819	—
Common stock	11,392	11,352
Retained earnings	7,429	5,171
Accumulated other comprehensive income	(547)	(99)

Total shareholders’ equity	23,093	16,424

Total liabilities and shareholders’ equity	$31,954	$25,441

Condensed Statements of Operations

Years ended December 31, 2005 and 2004

(Amounts in thousands)

Undistributed earnings of subsidiaries	$2,367	$1,843
Subsidiary dividend income	570	425
Interest expense	(569)	(433)
Income tax benefit	—	107

Net income	$2,368	$1,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Condensed Statements of Cash Flow

Years ended December 31, 2005 and 2004

(Amounts in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$2,368	$1,942
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(2,367)	(1,843)
Amortization	8	8
Decrease in other assets	243	—
Increase in other liabilities	(156)	20

Net cash provided (used) by operating activities	96	(298)

Cash flows from investing activities:
Investment in subsidiary	(4,819)	(237)

Net cash used by investing activities	(4,819)	(237)

Cash flow from financing activities:
Proceeds from issuance of preferred stock	4,819	—
Proceeds from exercise of stock options	21	110
Purchase of fractional common shares	(13)	—
Non-cumulative perpetual preferred stock dividends paid	(104)	—

Net cash provided by financing activities	4,723	110

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

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

Item 8B. OTHER INFORMATION

Not applicable.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company, the Company’s Audit Committee and procedures for stockholder nominations is set forth under the section captioned “Proposal 1 – Election of Directors – General,” “-Executive Officers,” “- Report of the Audit Committee, “ and “Date for Receipt of Stockholder Proposals” in the Company’s Proxy Statement, to be filed with the SEC with respect to the Annual Meeting of Shareholders to be held on May 23, 2006 (the “Proxy Statement”), which sections are incorporated herein by reference.

(b) Section 16(a) Compliance – The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the Proxy Statement section captioned “Section16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

(c) Audit Committee Financial Expert – The information required by the Item regarding the Company’s Audit Committee Finance Expert is set forth under Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

(d) Code of Ethics – The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of its directors, officers and employees, including its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Business Conduct and Ethics may be obtained, without charge, by sending a written request to the Company at 3101 South Church Street, Burlington, North Carolina 27215, attn: Corporate Secretary.

In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Business Conduct and Ethics that applies to the principal executive officer or senior financial officers that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by filing a Form 8-K with the SEC.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “Proposal I – Election of Directors – Director Compensation” and “– Executive Compensation” contained in the Proxy Statement, which are incorporated by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” contained in the Proxy Statement which are incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item set forth under the section captioned “Certain Indebtedness and Transactions of Management” contained in the Proxy Statement, which is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

13(a) Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) of the Form 8-A12g filed on June 5, 2002), as amended on August 15, 2005 by Articles of Amendment (incorporated by reference to Exhibit 3(i) of the Form 8-K filed on August 29, 2005)

Exhibit 3.2	Bylaws, (incorporated herein by reference to Exhibit 3(ii) to the Form 8-A12 gnfiled on June 5, 2002)

Exhibit 4	Form of Stock Certificate, (incorporated by reference to the Form 10-QSB filed on November 12, 2002)

Exhibit 10.1	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.2	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.3	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.4	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998

Exhibit 10.5	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000.

Exhibit 10.6	Omnibus Stock Ownership and Long-Term Incentive Plan incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB for the fiscal year ended December 31, 2003

Exhibit 10.7	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan

Exhibit 10.8	December 22, 2005 Amendment of Stock Option Agreements granted under the MidCarolina Bank Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 10.9	December 22, 2005 Amendment of Stock Option Agreement, with resale restrictions, granted under the MidCarolina Bank Employee Stock Option Plan (incorporated by reference to Exhibit 99.3 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 10.10	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr.

Exhibit 10.11	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday Jr.

Exhibit 10.12	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay

Exhibit 10.13	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson

Exhibit 10.14	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr

Exhibit 10.15	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday jr.

Exhibit 10.16	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay

Exhibit 10.17	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson

Exhibit 10.18	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Charles T. Canaday Jr.

Exhibit 10.19	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Christopher B. Redcay

Exhibit 10.20	Severance Agreement between MidCarolina Bank and R. Craig Patterson (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report filed on March 8, 2006)

Exhibit 10.21	Indemnification Agreement with directors (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report filed on December 27, 2005

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 13.1	2005 Annual Report Consolidated Statements of Financial Condition

Exhibit 13.	2005 Annual Report Consolidated Statements of Operations

Exhibit 14	Code of Ethics incorporated herein by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

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

MIDCAROLINA BANK

Date: March 28, 2006	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randolph J. Cary, Jr. Randolph J. Cary, Jr.	President, Chief Executive Officer and Director	March 28, 2006

/s/ Charles T. Canaday Charles T. Canaday	Senior Vice President and Chief Operating Officer	March 28, 2006

/s/ Christopher B. Redcay Christopher B. Redcay	Senior Vice President and Chief Financial Officer	March 28, 2006

/s/ R. Craig Patterson R. Craig Patterson	Senior Vice President Chief Credit Officer	March 28, 2006

/s/ H. Thomas Bobo H. Thomas Bobo	Director	March 28, 2006

/s/ James R. Copland, III	Chairman and Director	March 29, 2006
James R. Copland, III

/s/ Thomas E. Chandler	Director	March 28, 2006
Thomas E. Chandler

/s/ Ralph M. Holt, Jr.	Vice Chairman and Director	March 28, 2006
Ralph M. Holt, Jr.

/s/ F.D. Hornaday	Director	March 28, 2006
F.D. Hornaday, III

/s/ Teena M. Koury	Director	March 28, 2006
Teena M. Koury

/s/ John Love	Director	March 28, 2006
John Love

/s/ James B. Powell	Director	March 28, 2006
James B. Powell

/s/ John K. Roberts	Director	March 28, 2006
John K. Roberts

/s/ James H. Smith, Jr.	Director	March 28, 2006
James H. Smith, Jr.

/s/ Robert A. Ward	Director	March 28, 2006
Robert A. Ward

/s/ Dexter R. Barbee, Sr.	Director	March 28, 2006
Dexter R. Barbee, Sr.

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 10.7	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan

Exhibit 10.10	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr.

Exhibit 10.11	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday Jr.

Exhibit 10.12	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay

Exhibit 10.13	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson

Exhibit 10.14	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr

Exhibit 10.15	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday jr.

Exhibit 10.16	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay

Exhibit 10.17	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson

Exhibit 10.18	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Charles T. Canaday Jr.

Exhibit 10.19	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Christopher B. Redcay

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications