Form 10-Q
period 2006-03-31
MIDCAROLINA FINANCIAL CORP
filed 2006-05-12
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

(336)538-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    no  ☒

As of May 10, 2006, the registrant had outstanding 3,131,380 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (*)
	(Amounts in thousands)
ASSETS

Cash and due from banks	$977	$1,062
Federal funds sold and interest-earning deposits at FHLB	14,546	12,036
Investment securities:
Available for sale	60,536	58,373
Held to maturity	250	250
Loans held for sale	1,305	893
Loans	301,775	279,962
Allowance for loan losses	(4,328)	(4,090)

NET LOANS	297,447	275,872
Investment in stock of FHLB of Atlanta	2,493	2,189
Investment in life insurance	7,102	7,037
Premises and equipment, net	6,599	6,115
Other assets	6,856	6,613

TOTAL ASSETS	$398,111	$370,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$33,437	$31,544
Interest-bearing demand	67,024	63,738
Savings	6,676	6,848
Time	217,173	198,132

TOTAL DEPOSITS	324,310	300,262
Short-term borrowings	21,000	10,000
Long-term borrowings	26,764	34,764
Accrued expenses and other liabilities	2,318	2,321

TOTAL LIABILITIES	374,392	347,347

SHAREHOLDERS’ EQUITY:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	4,819	4,819
Common stock, no par value, 80,000,000 shares authorized; 3,131,380 and outstanding at March 31, 2006 and December 31, 2005, respectively	11,392	11,392
Retained earnings	8,139	7,429
Accumulated other comprehensive loss	(631)	(547)

TOTAL SHAREHOLDERS’ EQUITY	23,719	23,093

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$398,111	$370,440

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$5,319	$3,390
Investment securities:
Taxable	465	313
Tax-exempt	221	73
Federal funds sold and interest-earning deposits	67	40
Other	26	19

TOTAL INTEREST INCOME	6,098	3,835

INTEREST EXPENSE
Demand deposits	428	168
Savings	17	8
Time	1,972	941
Short-term borrowings	195	51
Long-term borrowings	345	336

TOTAL INTEREST EXPENSE	2,957	1,504

NET INTEREST INCOME	3,141	2,331
PROVISION FOR LOAN LOSSES	232	271

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,909	2,060

NON-INTEREST INCOME
Service charges on deposits accounts	230	213
Mortgage operations	100	404
Income from brokerage activities	56	57
Increase in cash surrender value of life insurance	64	63
Loss on sale of investments	(44)	(1)
Other (Note F)	88	53

TOTAL NON-INTEREST INCOME	494	789

NON-INTEREST EXPENSE
Salaries and employee benefits	1,235	1,240
Occupancy and equipment	253	248
Data processing and other outside services	304	221
Office supplies and postage	90	69
Deposit and other insurance	68	48
Professional and other services	16	36
Advertising	48	63
Other (Note F)	121	166

TOTAL NON-INTEREST EXPENSE	2,135	2,091

INCOME BEFORE INCOME TAXES	1,268	758
INCOME TAXES	454	258

NET INCOME	814	500
Dividends on preferred stock	(104)	—

Net income available to common shareholders	$710	$500

NET INCOME PER COMMON SHARE
Basic	$.21	$.15

Diluted	$.19	$.14

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Net income	$814	$500

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(198)	(546)
Tax effect	76	215
Reclassification of losses recognized in net income	44	1
Tax effect	(17)	—

Net of tax amount	(95)	(330)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	18	81
Tax effect	(7)	(32)

Net of tax amount	11	49

Total other comprehensive income (loss)	(84)	(281)

Comprehensive income	$730	$219

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2005	5,000	$4,819	3,131,380	$11,392	$7,429	$(547)	$23,093
Net income	—	—	—	—	814	—	814
Other comprehensive loss	—	—	—	—	—	(84)	(84)
Preferred dividends paid	—	—	—	—	(104)	—	(104)

Balance at March 31, 2006	5,000	$4,819	3,131,380	$11,392	$8,139	$(631)	$23,719

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Operating Activities
Net income	$814	$500
Depreciation and amortization	80	(17)
Provision for loan losses	232	271
Loss on sale of investment securities available for sale	44	1
Gain on sale of loans	(100)	(404)
Origination of loans held for sale	(5,407)	(22,607)
Proceeds from sales of loans held for sale	5,095	23,962
Increase in cash surrender value life insurance	(65)	(63)
Changes in assets and liabilities:
(Increase) in other assets	(335)	(597)
Increase in accrued expenses and other liabilities	67	483

Net cash provided by operating activities	425	1,529

Investing Activities
Purchases of investment securities available for sale	(5,974)	(11,064)
Maturities and calls of investment securities available for sale	717	—
Principal paydowns on investment securities available for sale	553	999
Sales of investment securities available for sale	2,370	5,447
Net increase in loans from originations and principal repayments	(21,807)	(16,699)
(Purchase) redemption of FHLB stock	(304)	305
Purchases of premises and equipment	(589)	(72)
Proceeds from sale of foreclosed assets	90	172

Net cash used by investing activities	(24,944)	(20,912)

Financing Activities
Net increase in deposits	24,048	31,264
Net increase (decrease) in borrowings	3,000	(10,000)
Non-cumulative perpetual preferred stock dividends paid	(104)	—
Purchase of fractional shares	—	(6)

Net cash provided by financing activities	26,944	21,258

Net increase in cash and cash equivalents	2,425	1,875
Cash and cash equivalents, beginning of period	13,098	10,093

Cash and cash equivalents, end of period	$15,523	$11,968

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit	$50,608
Undisbursed lines of credit	26,887
Standby letters of credit	9,543
Commitments to sell loans held for sale	1,305

NOTE C - PER SHARE DATA

Basic and diluted net income available to common shareholders per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 10% stock dividend declared May 2, 2006 and to be distributed June 15, 2006. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2006	2005
Weighted average number of common shares used in computing basic net income per share	3,444,518	3,438,792
Effect of dilutive stock options	337,813	280,809

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,782,331	3,719,601

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(r) requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Adoption of SFAS No. 123R had no impact on net income or cash flows for the three-months ended March 31, 2006.

Prior to the adoption of SFAS No. 123r, The Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with the exercise price equal to the fair value of the Company’s common stock on the date of grant. The Company has two share- based compensation plans in effect at March 31, 2006. During the three month period ended March 31, 2006, there was no compensation cost charged against income. The following table presents the Proforma impact had SFAS No. 123R been effective at March 31, 2005.

Three Months Ended March 31, 2005
(Amounts in thousands, except per share data)
Net income:
As reported	$500
Less preferred dividends	—

Net income available to common shareholders	500
Stock-based compensation
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9)

Pro forma	$491

Basic net income per share:
As reported	$.15
Pro forma	.15
Diluted net income per share:
As reported	$.14
Pro forma	.14

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS (Continued)

During 2004, the Board of Directors and shareholders approved an Incentive Stock Option Plan for officers and key employees. Under the provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Board of Directors at the fair value of the stock on the date of grant. The Board reserved 300,000 shares of authorized and unissued stock for grant. Options have a vesting schedule that provides that 20% of the options granted will be vested and exercisable on the date of grant and 20% will vest and become exercisable on each of the next four annual anniversary dates thereafter. The options are granted for a ten-year term.

During 1998, the Board of Directors and shareholders approved an Incentive Stock Option Plan for officers and key employees. Under provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Directors at fair value of the stock on the date of grant. The Board reserved 297,000 shares of authorized and unissued stock for grant. The options have a ten-year term.

During 1998, the Board of Directors and shareholders approved a non-qualified stock option plan for certain original directors of the Company, and 297,000 shares of authorized and unissued stock were reserved for award. At adoption, all options were granted at a split-adjusted exercise price of $4.73 per share, the split-adjusted fair value of the stock on the date of grant. Director options vested 100% on the date of the grant. The options are granted for a ten-year term.

During the fourth quarter of 2005, the Company vested all unvested stock options. As a result of this decision 21,272 non-vested options were accelerated from their established vesting over a four-year period from date of grant to being fully vested. Stock options granted after December 31, 2005 vest over a four year period. All unexercised options expire ten years after the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses assumptions, noted in the following table. Expected volatility is based on implied volatilities from options traded on the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations used in the model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the three months ended March 31, 2005 and 2006.

A summary of stock option activity under the stock option plans as of March 31, 2006 and changes during the three-month period ended March 31, 2006 is presented below reflecting the 10% stock dividend declared in May 2006 to be distributed in June 2006.

	Shares Available for Future Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2005	168,854	673,653	$6.24	673,653	$6.24

Options granted	—	—	—	—	—
Options vested	—	—	—	—	—
Options exercised	—	—	—	—	—
Options forfeited	—	—	—	—	—

At March 31, 2006	168,854	673,653	$6.24	673,653	$6.24

The aggregate intrinsic value of exercisable options is approximately $7.6 million at March 31, 2006

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS (Continued)

Additional information concerning the Company’s stock options is as follows:

Range of Exercise Prices	Number Outstanding at March 31, 2006
$3.45 – 4.59	446,844
$6.66 – 9.72	53,559
$11.28 – 12.87	173,250

Outstanding at end of year	673,653

The weighted average remaining contractual life of those options was 4.63 years.

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At March 31, 2006		At December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$258,387	85.58%	$236,190	84.42%
Commercial and industrial loans	36,971	12.25%	38,929	13.86%
Loans to individuals	6,547	2.17%	4,836	1.72%

Subtotal	301,805	100.00%	279,955	100.00%

Less: Net deferred loan (fees) costs	(30)		7

Loans	$301,775		$279,962

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Balance at beginning of period	$4,090	$2,865

Provision charged to operations	232	271

Charge-offs	(6)	(8)
Recoveries	12	6

Net (charge-offs) recoveries	6	(2)

BALANCE AT END OF PERIOD	$4,328	$3,13

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

The following is a summary of nonperforming assets at the periods presented:

	March 31, 2006	December 31, 2005
	(In thousands)
Nonaccrual loans	$1,340	$249
Foreclosed assets	2,731	1,859

Total	$4,071	$2,108

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Debit card income	$30	$23
ATM interchange income	4	5
Safe deposit rent	3	3
Check upcharge	6	6
Income from rental property	28	—
Other	17	16

Total	$88	$53

The major components of other non-interest expense are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Travel	$53	$54
Contributions	8	10
Director fees	37	22
Dues and memberships	5	5
Credit reports and filing fees	7	9
Appraisals	—	3
Deposit charge offs	—	2
Loan collection expense	1	40
Other	10	22

Total	$121	$166

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

Financial Condition at March 31, 2006 and December 31, 2005

During the three-month period ending March 31, 2006, our total assets increased by $27.7 million to $398.1 million from $370.4 million at December 31, 2005. At March 31, 2006, loans totaled $301.8 million, an increase of $21.8 million, or 7.79%, for the three months, as loan demand continues to be strong in our markets. Our loan portfolio experienced increases in real estate and consumer loans in the amount of $21.3 million and $1.7 million, respectively. Commercial loans decreased by $2.0 million to $37.0 million. Federal funds sold and interest-earning deposits increased by $2.5 million to $14.5 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at FHLB of Atlanta, investment securities and loans held for sale increased by $5.0 million during the three months, to the $77.6 million or 19.50% of total assets at March 31, 2006 versus $72.6 million, or 19.61% of total assets, at December 31, 2005. The growth in liquid assets occurred in investment securities available for sale, interest-earning deposits and loans held for sale. At March 31, 2006, investment securities available for sale totaled $60.5 million, an increase of $2.2 million, or 3.71% compared to December 31, 2005. Federal funds sold and interest-earning deposits increased 20.85% to $14.5 million at March 31, 2006.

Deposits continue to be our primary funding source. At March 31, 2006, deposits totaled $324.3 million, an increase of $24.0 million, or 8.01%, from year-end 2005. Included in the deposit balances are $93.3 million of brokered certificates of deposit, an increase of $11.3 million or 13.78%, from year-end. We also utilize borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB of Atlanta increased by $3.0 million to $39.0 million at March 31, 2006.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2006, our shareholders’ equity totaled $23.7 million, an increase of $626,000 from the December 31, 2005 balance. This increase resulted from net income available to common shareholders of $710,000 for the three months, net of unrealized losses on available for sale securities in the amount of $95,000 and an $11,000 unrealized gain on cash flow hedging activities for the three months ended March 31, 2006.

Comparison of Results of Operations for the

Three Months Ended March 31, 2006 and 2005

Net Income. Our net income available for common shareholders for the three months ended March 31, 2006 was $710,000, an increase of $210,000, or 42.00%, from net income available to common shareholders of $500,000 for the same three-month period in 2005. Net income per diluted share of $0.19 increased $0.05 per diluted share compared to the prior period. We have experienced strong growth, with total assets averaging $379.3 million during the current three-month period compared to $291.4 million in the prior year period, an increase of 30.19%. Our interest rate spread and net yield on average interest-earning assets increased one basis point and 12 basis points respectively. An increase in net interest income and a decrease in non-interest income for the quarter ended March 31, 2004 of $810,000 and $295,000, respectively, exceeded the increase of $44,000 in non-interest expenses and a decrease of $39,000 in the provision for loan losses.

Net Interest Income. Net interest income increased by $810,000, or 34.75%, to $3.1 million for the three months ended March 31, 2006. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates that occurred from quarter to quarter. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets increased $83.5 million, or 30.05%, during the first three months of 2006 as compared with the same period in 2005. Our average yield on total interest-earning assets increased by 124 basis points from 5.60% to 6.84%. Our average total interest-bearing liabilities increased by $76.4 million, or 30.81%, slightly more than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased at the same rate as our yield on assets, increasing 124 basis points from 2.46% to 3.70%, reflecting the extremely competitive demand for deposits in our markets. For the three months ended March 31, 2006, our net interest spread was 3.15% and our net interest margin was 3.52%. For the three months ended March 31, 2005, our net interest rate spread was 3.14% and our net interest margin was 3.40%.

Provision for Loan Losses. Our provision for loan losses for the three months ended March 31, 2006 was $232,000, representing a decrease of $39,000 from the $271,000 provision we made for the three months ended March 31, 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged of loans were $12,000 during the three months ended March 31, 2006, offset by $6,000 of loan charge-offs. At March 31, 2006, we had non-accrual loans in the amount of $1.3 million, while the allowance for loan losses increased to $4.3 million, or 1.44% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2005, we had nonaccrual loans in the amount of $249,000, while the allowance for loan losses stood at $4.1 million, or 1.46% of total loans.

Non-Interest Income. For the first three months of 2006, non-interest income decreased $295,000, or 37.39%, to $494,000 from $789,000 for the same period the prior year. Decreases for the three months ended March 31, 2006 include an increase of $17,000 in service charges and fees on deposit, a decrease of $304,000 in mortgage operations income as a result of decreased originations affected by our previously announced discontinuation of our mortgage loan origination office in Raleigh, NC, a decrease in brokerage related income of $1,000, a loss on sale of investments of $44,000 offset by an increase in all other non-interest income of $35,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended March 31, 2006, total non-interest expense increased $44,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses decreased $5,000, reflecting the decrease in commissions paid on mortgage originations. Data processing and other related outside services increased by $83,000, occupancy and equipment costs increased $5,000, deposit and other insurance expense increased $20,000, office supplies and postage increased $21,000, advertising expense decreased $15,000, professional and other services decreased $20,000 and decreases in our other non-interest expenses amounted to $45,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 35.81% and 34.04%, respectively, for the three months ended March 31, 2006 and 2005. The increase in the tax rate accrual is due to a proportionately higher percentage of state taxable income in 2006.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $77.6 million at March 31, 2006 compared to $72.6 million at December 31, 2005. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $92.0 million from the FHLB of Atlanta, subject to collateral constraints, with $39.0 million outstanding at March 31, 2006 and $36.0 million at December 31, 2005. All borrowings with FHLB of Atlanta must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2006, our average equity to average asset ratio was 6.28%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2006 was 10.60%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2006 to January 31, 2006	—	$	N/A	—	N/A
February 1, 2006 to February 28, 2006	—	$	N/A	—	N/A
March 1, 2006 to March 31, 2006	—	$	N/A	—	N/A

Year-to-date	—			$—

Item 6. Exhibits

(a)	Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) of the Form 8-A12g filed on June 5, 2002), as amended on August 15, 2005 by Articles of Amendment (incorporated by reference to Exhibit 3(i) of the Form 8-K filed on August 29, 2005)

Exhibit 3.2	Bylaws, (incorporated herein by reference to Exhibit 3(ii) to the Form 8 filed on June 5, 2002)

Exhibit 4	Form of Stock Certificate, (incorporated by reference to the Form 10-QSB filed on November 12, 2002)

Exhibit 10.1	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.2	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.3	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.4	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998

Exhibit 10.5	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000.

Exhibit 10.6	Omnibus Stock Ownership and Long-Term Incentive Plan incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB for the fiscal year ended December 31, 2003

Exhibit 10.7	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.8	December 22, 2005 Amendment of Stock Option Agreements granted under the MidCarolina Bank Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 10.9	December 22, 2005 Amendment of Stock Option Agreement, with resale restrictions, granted under the MidCarolina Bank Employee Stock Option Plan (incorporated by reference to Exhibit 99.3 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 10.10	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.11	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.12	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.13	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.14	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.15	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.16	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.17	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.18	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Charles T. Canaday Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.19	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.20	Severance Agreement between MidCarolina Bank and R. Craig Patterson (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report filed on March 8, 2006)

Exhibit 10.21	Indemnification Agreement with directors (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 11	Statement Regarding Computation of Per Share Earnings. See Note C to the Consolidated Financial Statement

Exhibit 14	Code of Ethics incorporated herein by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: May 12, 2006	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer