Form 10-Q
period 2006-06-30
MIDCAROLINA FINANCIAL CORP
filed 2006-08-11
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    no  ☒

As of August 11, 2006, the registrant had outstanding 3,460,914 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (*)
	(Amounts in thousands)
ASSETS

Cash and due from banks	$812	$1,062
Federal funds sold and interest-earning deposits at FHLB	10,189	12,036
Investment securities:
Available for sale	69,941	58,373
Held to maturity	—	250
Loans held for sale	2,349	893
Loans	305,915	279,962
Allowance for loan losses	(4,295)	(4,090)

NET LOANS	301,620	275,872
Investment in stock of FHLB of Atlanta	2,313	2,189
Investment in life insurance	7,166	7,037
Premises and equipment, net	6,544	6,115
Other assets	6,938	6,613

TOTAL ASSETS	$407,872	$370,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$41,357	$31,544
Interest-bearing demand	60,262	63,738
Savings	6,452	6,848
Time	239,276	198,132

TOTAL DEPOSITS	347,347	300,262

Short-term borrowings	8,000	10,000
Long-term borrowings	26,764	34,764
Accrued expenses and other liabilities	1,789	2,321

TOTAL LIABILITIES	383,900	347,347

SHAREHOLDERS’ EQUITY:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	4,819	4,819
Common stock, no par value, 80,000,000 shares authorized; 3,460,914 and outstanding at June 30, 2006 and 3,131,380 December 31, 2005, respectively	11,487	11,392
Retained earnings	8,961	7,429
Accumulated other comprehensive loss	(1,295)	(547)

TOTAL SHAREHOLDERS’ EQUITY	23,972	23,093

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$407,872	$370,440

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$5,858	$3,977	$11,177	$7,367
Investment securities:
Taxable	524	355	989	668
Tax-exempt	240	98	461	171
Federal funds sold and interest-earning deposits	76	44	143	84
Other	34	18	60	37

TOTAL INTEREST INCOME	6,732	4,492	12,830	8,327

INTEREST EXPENSE
Demand deposits	448	226	876	394
Savings	16	12	33	20
Time	2,519	1,235	4,491	2,176
Short-term borrowings	218	76	413	114
Long-term borrowings	295	342	640	691

TOTAL INTEREST EXPENSE	3,496	1,891	6,453	3,395

NET INTEREST INCOME	3,236	2,601	6,377	4,932

PROVISION FOR LOAN LOSSES	127	367	359	638

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,109	2,234	6,018	4,294

NON-INTEREST INCOME
Service charges on deposits accounts	244	245	474	458
Mortgage operations	120	337	220	741
Income from brokerage activities	57	66	113	123
Increase in cash surrender value of life insurance	65	63	129	126
Loss on sale of investments	(2)	—	(46)	—
Other (Note F)	103	53	191	105

TOTAL NON-INTEREST INCOME	587	764	1,081	1,553

NON-INTEREST EXPENSE
Salaries and employee benefits	1,251	1,182	2,486	2,422
Occupancy and equipment	302	251	555	499
Data processing and other outside services	272	285	576	506
Office supplies and postage	87	60	177	129
Deposit and other insurance	40	42	108	90
Professional and other services	51	102	67	138
Advertising	155	109	203	172
Other (Note F)	184	131	305	297

TOTAL NON-INTEREST EXPENSE	2,342	2,162	4,477	4,253

INCOME BEFORE INCOME TAXES	1,354	836	2,622	1,594

INCOME TAXES	426	281	880	539

NET INCOME	928	555	1,742	1,055

Dividends on preferred stock	105	—	209	—

Net income available to common shareholders	$823	$555	$1,533	$1,055

NET INCOME PER COMMON SHARE
Basic	$.24	$.16	$.44	$.31

Diluted	$.22	$.15	$.40	$.28

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Net income	$928	$555	$1,742	$1,055

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(1,086)	605	(1,284)	60
Tax effect	418	(233)	496	(18)
Reclassification of (gains) losses recognized in net income	6	(2)	44	(1)
Tax effect	(2)	—	(15)	—

Net of tax amount	(664)	370	(759)	41

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	—	(49)	18	32
Tax effect	—	19	(7)	(12)

Net of tax amount	—	(30)	11	20

Total other comprehensive income (loss)	(664)	340	(748)	61

Comprehensive income	$264	$895	$994	$1,116

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

					Retained earnings	Accumulated other comprehensive loss	Total Shareholders’ equity

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2005	5,000	$4,819	3,131,380	$11,392	$7,429	$(547)	$23,093
Net income	—	—	—	—	1,742	—	1,742
Other comprehensive loss	—	—	—	—	—	(748)	(748)
Stock options exercised	—	—	16,815	101	—	—	101
Effect of 11 for 10 stock split	—	—	312,719	(7)	—	—	(7)
Preferred dividends paid	—	—	—	—	(209)	—	(209)

Balance at June 30, 2006	5,000	$4,819	3,460,914	$11,487	$8,961	$(1,295)	$23,972

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Amounts in thousands)
Operating Activities
Net income	$1,742	$1,055
Depreciation and amortization	177	29
Provision for loan losses	359	638
(Gain) loss on sale of investment securities available for sale	46	(1)
Gain on sale of loans	(220)	(741)
Origination of loans held for sale	(12,213)	(39,334)
Proceeds from sales of loans held for sale	10,977	41,737
Increase in cash surrender value life insurance	(129)	(126)
Changes in assets and liabilities:
(Increase) decrease in other assets	(420)	(1,143)
Increase in accrued expenses and other liabilities	(42)	383

Net cash provided by operating activities	277	2,497

Investing Activities
Purchases of investment securities available for sale	(20,074)	(21,855)
Maturities and calls of investment securities available for sale	940	—
Maturities and calls of investment securities held to maturity	250	—
Principal paydowns on investment securities available for sale	1,776	2,242
Sales of investment securities available for sale	4,494	9,572
Net increase in loans from originations and principal repayments	(26,107)	(40,475)
(Purchase) redemption of FHLB stock	(124)	328
Purchases of premises and equipment	(589)	(177)
Proceeds from sale of foreclosed assets	90	232

Net cash used by investing activities	(39,344)	(50,133)

Financing Activities
Net increase in deposits	47,085	56,878
Net (increase) decrease in borrowings	(10,000)	(10,500)
Proceeds from stock options exercised	101	—
Non-cumulative perpetual preferred stock dividends paid	(209)	(6)
Purchase of fractional shares	(7)	—

Net cash provided by financing activities	36,970	46,372

Net decrease in cash and cash equivalents	(2,097)	(1,264)
Cash and cash equivalents, beginning of year	13,098	10,093

Cash and cash equivalents, end of year	$11,001	$8,829

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At June 30, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit	$44,809
Undisbursed lines of credit	26,565
Standby letters of credit	10,735
Commitments to sell loans held for sale	2,349

NOTE C - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 10% stock dividend announced May 2, 2006 and distributed June 15, 2006, and a 25% stock dividend distributed November 15, 2005. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per share	3,455,716	3,301,167	3,450,148	3,301,203
Effect of dilutive stock options	349,644	278,785	336,277	273,141

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,805,360	3,579,952	3,786,425	3,574,344

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123(r), Share-Based Payment, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations. SFAS No. 123(r) requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. SFAS No. 123(r) also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123(r) using the modified prospective application as permitted under SFAS No. 123(r). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123(r), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted, when such options had an exercise price equal to the fair value of the Company’s common stock on the date of grant. The Company has two share- based compensation plans in effect at June 30, 2006. During the six month period ended June 30, 2006, there was no compensation cost charged against income. Adoption of SFAS 123(r) had no impact on pretax income or the statement of cash flows. The following table presents the impact of SFAS 123 if compensation expense had been recorded.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Amounts in thousands, except per share data)
Net income:
As reported	$555	$1,055
Less preferred dividends	—	—
Net income available to common shareholders	555	1,055
Stock-based compensation
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(19)	(24)

Pro forma	$536	$1,031

Basic net income per share:
As reported	$.16	$.31
Pro forma	.15	.30

Diluted net income per share:
As reported	$.15	$.28
Pro forma	.14	.27

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS (Continued)

During 2004, the Board of Directors and shareholders approved an Incentive Stock Option Plan for officers and key employees. Under the provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Board of Directors at the fair value of the stock on the date of grant. The Board reserved 330,000 shares of authorized and unissued stock for grant. Options have a vesting schedule that provides that 20% of the options granted will be vested and exercisable on the date of grant and 20% will vest and become exercisable on each of the next four annual anniversary dates thereafter. The options are granted for a ten-year term.

During 1998, the Board of Directors and shareholders approved a non-qualified stock option plan for certain original directors of the Company, and 326,700 shares of authorized and unissued stock were reserved for award. At adoption, all options were granted at a split-adjusted exercise price of $4.73 per share, the split-adjusted fair value of the stock on the date of grant. Director options vested 100% on the date of the grant. The options are granted for a ten-year term.

During 1998, the Board of Directors and shareholders approved an Incentive Stock Option Plan for officers and key employees. Under provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Directors at fair value of the stock on the date of grant. The Board reserved 326,700 shares of authorized and unissued stock for grant. The options have a ten-year term.

During the fourth quarter of 2005, the Company vested all unvested stock options. As a result of this decision 21,272 non-vested options were accelerated from their established vesting over a four-year period from date of grant to being fully vested. This acceleration resulted in compensation expense of less than $1,000. Stock options granted after December 31, 2005 vest over a four year period. All unexercised options expire ten years after the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses assumptions, noted in the following table. Expected volatility is based on implied volatilities from options traded on the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations used in the model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using historical activity as allowed under provisions of the Security and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the six months ended June 30, 2005 and 2006.

A summary of stock option activity under the stock option plans as of June 30, 2006 and changes during the six-month period ended June 30, 2006 is presented below.

	Shares Available for Future Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2005	168,854	673,653	6.24	673,653	$6.24

Options granted	—	—	—	—	—
Options vested	—	—	—	—	—
Options exercised	—	16,815	6.09	16,815	6.09
Options forfeited	—	—	—	—	—

At June 30, 2006	168,854	656,838	$6.24	656,838	$6.24

The aggregate intrinsic value of exercisable options is approximately $7.5 million at June 30, 2006.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS (Continued)

Additional information concerning the Company’s stock options is as follows:

Range of Exercise Prices	Number Outstanding at June 30, 2006
$3.44 – 4.60	434,430
$6.65– 9.73	53,558
$11.26 – 12.87	168,850

Outstanding at June 30, 2006	656,838

The weighted average remaining contractual life of those options was 4.13 years.

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At June 30, 2006		At December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
		(In thousands)
Real estate loans	$259,013	84.66%	$236,190	84.37%
Commercial and industrial loans	42,316	13.83%	38,929	13.91%
Loans to individuals	4,615	1.51%	4,836	1.72%

Subtotal	305,944	100.00%	279,955	100.00%

Less: Net deferred loan origination (fees) costs	(29)		7

Loans	$305,915		$279,962

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$4,328	$3,134	$4,090	$2,865

Provision charged to operations	127	367	359	638

Charge-offs	(168)	(14)	(174)	(22)
Recoveries	8	14	20	20

Net charge-offs	(160)	—	(154)	(2)

Balance at end of period	$4,295	$3,501	$4,295	$3,501

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

The following is a summary of nonperforming assets at the periods presented:

	June 30, 2006	December 31, 2005
	(In thousands)
Nonaccrual loans	$186	$249
Foreclosed assets	3,051	1,859

Total	$3,237	$2,108

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Debit card income	$32	$25	$62	$48
ATM interchange income	2	4	6	9
Safe deposit rent	3	3	6	6
Check up charge	6	5	12	11
Income from rental property	30	—	58	—
Other	30	14	47	31

Total	$103	$53	$191	$105

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE (continued)

The major components of other non-interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Travel	$48	$23	$101	$77
Contributions	16	8	24	18
Director fees	28	18	65	40
Dues and memberships	7	11	12	16
Credit reports and filing fees	7	—	14	8
Hazard insurance	—	1	—	1
Appraisals	5	3	5	6
Franchise tax	50	36	50	56
Deposit charge offs	16	5	16	7
Loan collection expense	2	9	3	49
Other	5	17	15	19

Total	$184	$131	$305	$297

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

Financial Condition at June 30, 2006 and December 31, 2005

During the six-month period ending June 30, 2006, our total assets increased by $37.5 million to $407.9 million from $370.4 million at December 31, 2005. At June 30, 2006, loans totaled $305.9 million, an increase of $26.0 million, or 9.27%, for the six months, as loan demand continues to be strong in our markets. Our loan portfolio experienced increases in real estate and commercial and industrial loans in the amount of $21.9 million and $3.4 million, respectively. Consumer loans decreased by $221,000 million to $4.6 million. Federal funds sold and interest-earning deposits decreased by $1.8 million to $10.2 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at the FHLB of Atlanta, investment securities and loans held for sale increased by $10.7 million during the six months, to the $83.3 million or 20.40% of total assets at June 30, 2006 versus $72.6 million, or 19.61% of total assets, at December 31, 2005. The growth in liquid assets ocurred in investment securities available for sale and loans held for sale. At June 30, 2006, investment securities available for sale totaled $69.9 million, an increase of $11.6 million, or 19.82% compared to December 31, 2005. Federal funds sold and interest-earning deposits decreased 15.35% to $10.2 million at June 30, 2006.

Deposits continue to be our primary funding source. At June 30, 2006, deposits totaled $347.3 million, an increase of $47.1 million, or 15.68%, from year-end 2005. Included in the deposit balances are $105.3 million of brokered certificates of deposit, an increase of $23.3 million or 28.42%, from year-end. We also utilize borrowings from the FHLB of Atlanta to support balance sheet management and growth. Borrowings from the FHLB of Atlanta decreased by 27.78% or $10.0 million to $26.0 million at June 30, 2006.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2006, our shareholders’ equity totaled $24.0 million, an increase of $879,000 from the December 31, 2005 balance. This increase resulted from net income available to common shareholders of $1.5 million for the six months, net of changes in accumulated comprehensive income of $748,000 for the six months ended June 30, 2006.

Comparison of Results of Operations for the

Three Months Ended June 30, 2006 and 2005

Net Income. Our net income available for common shareholders for the three months ended June 30, 2006 was $823,000, an increase of $268,000, or 48.29%, from net income available to common shareholders of $555,000 for the same three-month period in 2005. Net income per diluted common share of $0.22 increased $0.07 per diluted common share compared to the prior period. We have experienced strong growth, with total assets averaging $397.6 million during the current three-month period compared to $319.1 million in the prior year period, an increase of 24.60%. Our interest rate spread decreased 16 basis points from 3.14% for the three months ended June 30 2005 to 2.98% for the period ended June 30, 2006. The net yield on average interest-earning assets remained unchanged at 3.42%. An increase in net interest income and a decrease in non-interest income for the quarter ended June 30, 2006 of $635,000 and $177,000, respectively, exceeded the increase of $180,000 in non-interest expenses and a decrease of $240,000 in the provision for loan losses.

Net Interest Income. Net interest income increased by $635,000, or 24.41%, to $3.2 million for the three months ended June 30, 2006. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates that occurred from quarter to quarter. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets increased $75.2 million, or 24.69%, during the second quarter of 2006 as compared with the same period in 2005. Our average yield on total interest-earning assets increased by 120 basis points from 5.91% to 7.11%. Our average total interest-bearing liabilities increased by $66.4 million, or 24.30%, slightly less than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased at a greater rate than our yield on assets, increasing 136 basis points from 2.77% to 4.13%, reflecting the extremely competitive demand for deposits in our markets. For the three months ended June 30, 2006, our net interest spread was 2.98% and our net interest margin was 3.42%. For the three months ended June 30, 2005, our net interest rate spread was 3.14% and our net interest margin was 3.42%.

Provision for Loan Losses. Our provision for loan losses for the three months ended June 30, 2006 was $127,000, representing a decrease of $240,000 from the $367,000 provision we made for the three months ended June 30, 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged of loans were $8,000 during the three months ended June 30, 2006, offset by $168,000 of loan charge-offs. At June 30, 2006, we had non-accrual loans in the amount of $186,000, while the allowance for loan losses increased to $4.3 million, or 1.40% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2005, we had nonaccrual loans in the amount of $249,000, while the allowance for loan losses stood at $4.1 million, or 1.46% of total loans.

Non-Interest Income. For the second quarter of 2006, non-interest income decreased $177,000, or 23.17%, to $587,000 from $764,000 for the same period the prior year. Decreases for the three months ended June 30, 2006 include a decrease of $1,000 in service charges and fees on deposit, a decrease of $217,000 in mortgage operations income as a result of decreased originations affected by our previously announced discontinuation of our mortgage loan origination office in Raleigh, NC, a decrease in brokerage related income of $9,000, and a loss on sale of investments of $2,000 offset by an increase in all other non-interest income of $50,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended June 30, 2006, total non-interest expense increased 8.33% or $180,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased 5.84% or $69,000. Data processing and other related outside services decreased by $13,000, occupancy and equipment costs increased $51,000, deposit and other insurance expense decreased $2,000, office supplies and postage increased $27,000, advertising expense increased $46,000, professional and other services decreased $51,000 and increases in our other non-interest expenses amounted to $53,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 31.47% and 33.62%, respectively, for the three months ended June 30, 2006 and 2005. The decrease in the tax rate accrual is due to a proportionately higher percentage of non-taxable state income in 2006.

Comparison of Results of Operations for the

Six Months Ended June 30, 2006 and 2005

Net Income. Our net income available for common shareholders for the six months ended June 30, 2006 was $1.5 million, an increase of $478,000, or 45.31%, from net income available to common shareholders of $1.0 million for the same six-month period in 2005. Net income per diluted common share of $0.40 increased $0.12 per diluted common share compared to the prior period. We have experienced strong growth, with total assets averaging $388.5 million during the current six-month period compared to $305.3 million in the prior year period, an increase of 27.25%. Our interest rate spread decreased eight basis points. Our net yield on average interest-earning assets increased six basis points. An increase in net interest income and a decrease in non-interest income for the six months ended June 30, 2006 of $1.4 million and $472,000, respectively, exceeded the increase of $224,000 in non-interest expenses and a decrease of $279,000 in the provision for loan losses.

Net Interest Income. Net interest income increased by $1.4 million, or 29.30%, to $6.4 million for the six months ended June 30, 2006. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates that occurred from period to period. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets increased $79.4 million, or 27.24%, during the first six months of 2006 as compared with the same period in 2005. Our average yield on total interest-earning assets increased by 122 basis points from 5.76% to 6.98%. Our average total interest-bearing liabilities increased by $71.4 million, or 27.37%, slightly more than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 130 basis points from 2.62% to 3.92%, reflecting the extremely competitive demand for deposits in our local markets as well as the national brokered CD markets. For the six months ended June 30, 2006, our net interest spread was 3.06% and our net interest margin was 3.47%. For the six months ended June 30, 2005, our net interest rate spread was 3.14% and our net interest margin was 3.41%.

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2006 was $359,000, representing a decrease of $279,000 from the $638,000 provision we made for the six months ended June 30, 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged of loans were $20,000 during the six months ended June 30, 2006, offset by $174,000 of loan charge-offs. At June 30, 2006, we had non-accrual loans in the amount of $186,000 while the allowance for loan losses increased to $4.3 million, or 1.40% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2005, we had nonaccrual loans in the amount of $249,000, while the allowance for loan losses stood at $4.1 million, or 1.46% of total loans.

Non-Interest Income. For the first six months of 2006, non-interest income decreased $472,000, or 30.39%, to $1.0 million from $1.5 for the same period the prior year. Decreases for the six months ended June 30, 2006 include an increase of $16,000 in service charges and fees on deposit, a decrease of $521,000 in mortgage operations income as a result of decreased originations affected by our previously announced discontinuation of our mortgage loan origination office in Raleigh, NC, a decrease in brokerage related income of $10,000, a loss on sale of investments of $46,000 offset by an increase in all other non-interest income of $86,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the six-months ended June 30, 2006, total non-interest expense increased $224,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $64,000. Data processing and other related outside services increased by $70,000, occupancy and equipment costs increased $56,000, deposit and other insurance expense increased $18,000, office supplies and postage increased $48,000, advertising expense increased $31,000, professional and other services decreased $71,000 and increases in our other non-interest expenses amounted to $8,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 33.56% and 33.81%, respectively, for the six months ended June 30, 2006 and 2005. The decrease in the tax rate accrual is due to a proportionately lowerer percentage of state taxable income in 2006.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $83.3 million at June 30, 2006 compared to $72.6 million at December 31, 2005. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $92.0 million from the FHLB of Atlanta, subject to collateral constraints, with $26 million outstanding at June 30, 2006 and $36.0 million at December 31, 2005. All borrowings with FHLB of Atlanta must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2006, our average equity to average asset ratio was 6.36%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. MidCarolina Bank’s Tier I risk-based capital ratio at June 30, 2006 was 10.82%.

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

Item 4. Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to the Securities Exchange Act of 1934 (the ‘Exchange Act’) Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2006 to April 30, 2006	—	$	N/A	—	N/A
May 1, 2006 to May 31, 2006	5,695		$17.48	—	N/A
June 1, 2006 to June 30, 2006	2,018		$17.75	—	N/A

Year-to-date	7,713		$17.55	—

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 23, 2006. Of 3,131,380 shares entitled to vote at the meeting, 2,182,756 (69.71%) shares voted. The following matters were voted on at the meeting:

Proposal 1:	To elect the members of the Board of Directors listed below for three-year terms or until their successors have been elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld
Dexter R. Barbee, Sr.	2,157,781	24,975
Thomas E. Chandler	2,157,781	24,975
James H. Smith, Jr.	2,157,781	24,975

The following directors continue in office after the meeting:

Randolph J. Cary, Jr., Chief Executive Officer

James R. Copland, Chairman of the Board of Directors

Ralph M. Holt, Jr., Vice Chairman of the Board of Directors

John K. Roberts

Robert A. Ward

H. Thomas Bobo

F.D. Hornaday

Teena Marie Koury

John H. Love

James B. Powell

Proposal 2:	The ratification of the appointment of Dixon Hughes PLLC as the independent auditor for the Company for the fiscal year ending December 31, 2006.

For	Against	Abstain
2,176,270	296	6,190

Item 6. Exhibits

(a) Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) of the Form 8-A filed with the SEC on June 5, 2002), as amended on August 15, 2005 by Articles of Amendment (incorporated by reference to
Exhibit 3(i) of the Form 8-K filed on August 29, 2005)

Exhibit 3.2	Bylaws, (incorporated herein by reference to Exhibit 3(ii) to the Form 8-A filed with the SEC on with June 5, 2002)

Exhibit 4	Form of Stock Certificate, (incorporated by reference to the Form 10-QSB filed with the SEC on November 12, 2002)

Exhibit 10.1	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.2	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.3	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.4	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998

Exhibit 10.5	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000.

Exhibit 10.6	Omnibus Stock Ownership and Long-Term Incentive Plan incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB for the fiscal year ended December 31, 2003

Exhibit 10.7	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.8	December 22, 2005 Amendment of Stock Option Agreements granted under the MidCarolina Bank Employee Stock
Option Plan (incorporated by reference to Exhibit 99.2 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 10.9	December 22, 2005 Amendment of Stock Option Agreement, with resale restrictions, granted under the MidCarolina Bank Employee Stock Option Plan (incorporated by reference to Exhibit 99.3 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 10.10	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.11	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.12	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.13	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.14	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.15	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.16	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.17	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.18	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Charles T. Canaday Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.19	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.20	Severance Agreement between MidCarolina Bank and R. Craig Patterson (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report filed on March 8, 2006)

Exhibit 10.21	Indemnification Agreement with directors (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 11	See Note C to the Consolidated Financial Statement

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: August 11, 2006	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer