Form 10-Q
period 2006-09-30
MIDCAROLINA FINANCIAL CORP
filed 2006-10-20
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accerlated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    no  ☒

As of October 20, 2006, the registrant had outstanding 3,478,991 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005(*)
	(Amounts in thousands except share data)
ASSETS

Cash and due from banks	$847	$1,062
Federal funds sold and interest-earning deposits at FHLB	18,731	12,036
Investment securities:
Available for sale	74,721	58,373
Held to maturity	—	250
Loans held for sale	877	893
Loans	304,679	279,962
Allowance for loan losses	(4,302)	(4,090)

NET LOANS	300,377	275,872
Investment in stock of FHLB of Atlanta	2,001	2,189
Investment in life insurance	7,231	7,037
Premises and equipment, net	6,609	6,115
Other assets	6,191	6,613

TOTAL ASSETS	$417,585	$370,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$37,573	$31,544
Interest-bearing demand	70,054	63,738
Savings	6,341	6,848
Time	235,148	198,132

TOTAL DEPOSITS	349,116	300,262

Short-term borrowings	13,000	10,000
Long-term borrowings	26,764	34,764
Accrued expenses and other liabilities	2,621	2,321

TOTAL LIABILITIES	391,501	347,347

SHAREHOLDERS’ EQUITY:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	4,819	4,819
Common stock, no par value, 80,000,000 shares authorized; 3,478,991 and outstanding at September 30, 2006 and 3,131,380 December 31, 2005, respectively	11,586	11,392
Retained earnings	9,968	7,429
Accumulated other comprehensive loss	(289)	(547)

TOTAL SHAREHOLDERS’ EQUITY	26,084	23,093

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$417,585	$370,440

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$6,086	$4,572	$17,263	$11,939
Investment securities:
Taxable	623	402	1,612	1,070
Tax-exempt	250	118	711	289
Federal funds sold and interest-earning deposits	80	36	223	120
Other	30	21	90	58

TOTAL INTEREST INCOME	7,069	5,149	19,899	13,476

INTEREST EXPENSE
Demand deposits	496	287	1,372	681
Savings	16	14	49	34
Time	2,835	1,550	7,326	3,726
Short-term borrowings	102	74	515	205
Long-term borrowings	363	342	1,003	1,016

TOTAL INTEREST EXPENSE	3,812	2,267	10,265	5,662

NET INTEREST INCOME	3,257	2,882	9,634	7,814
PROVISION FOR LOAN LOSSES	35	425	394	1,063

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,222	2,457	9,240	6,751

NON-INTEREST INCOME
Service charges on deposits accounts	228	271	702	729
Mortgage operations	181	208	401	949
Income from brokerage activities	58	30	171	153
Increase in cash surrender value of life insurance	65	63	194	189
Loss on sale of investments	(103)	(18)	(149)	(18)
Other (Note F)	181	49	372	154

TOTAL NON-INTEREST INCOME	610	603	1,691	2,156

NON-INTEREST EXPENSE
Salaries and employee benefits	1,264	1,203	3,750	3,625
Occupancy and equipment	259	264	814	763
Data processing and other outside services	294	297	870	803
Office supplies and postage	92	64	269	193
Deposit and other insurance	63	70	171	160
Professional and other services	47	93	114	231
Advertising	48	39	251	211
Other (Note F)	196	100	501	397

TOTAL NON-INTEREST EXPENSE	2,263	2,130	6,740	6,383

INCOME BEFORE INCOME TAXES	1,569	930	4,191	2,524
INCOME TAXES	460	322	1,340	861

NET INCOME	1,109	608	2,851	1,663
Dividends on preferred stock	103	53	312	53

Net income available to common shareholders	$1,006	$555	$2,539	$1,610

NET INCOME PER COMMON SHARE
Basic	$.29	$.16	$.73	$.47

Diluted	$.26	$.15	$.67	$.43

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Net income	$1,109	$608	$2,851	$1,663

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	1,676	(225)	393	(166)
Tax effect	(645)	82	(152)	64
Reclassification of (gains) losses recognized in net income	103	18	149	18
Tax effect	(40)	(6)	(58)	(6)

Net of tax amount	1,094	(131)	332	(90)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(33)	58	(12)	90
Tax effect	13	(23)	5	(35)
Reclassification of (gains) losses recognized in net income	(108)	—	(108)	—
Tax effect	41	—	41	—

Net of tax amount	(87)	35	(74)	55

Total other comprehensive income (loss)	1,007	(96)	258	(35)

Comprehensive income	$2,116	$512	$3,109	$1,628

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2005	5,000	$4,819	3,131,380	$11,392	$7,429	$(547)	$23,093
Net income	—	—	—	—	2,851	—	2,851
Other comprehensive income	—	—	—	—	—	258	258
Stock options exercised	—	—	34,892	201	—	—	201
Effect of 11 for 10 stock split	—	—	312,719	(7)	—	—	(7)
Preferred dividends paid	—	—	—	—	(312)	—	(312)

Balance at September 30, 2006	5,000	$4,819	3,478,991	$11,586	$9,968	$(289)	$26,084

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Amounts in thousands)
Operating Activities
Net income	$2,851	$1,663
Depreciation and amortization	212	384
Provision for loan losses	394	1,063
Loss on sale of investment securities available for sale	149	18
Gain on sale of derivative contract	(108)	—
Gain on sale of loans	(401)	(949)
Origination of loans held for sale	(19,089)	(50,208)
Proceeds from sales of loans held for sale	19,506	54,262
Increase in cash surrender value life insurance	(194)	(189)
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,412)	(1,298)
Increase in accrued expenses and other liabilities	17	820

Net cash provided by operating activities	1,925	5,566

Investing Activities
Purchases of investment securities available for sale	(30,677)	(37,872)
Maturities and calls of investment securities available for sale	1,385	—
Maturities and calls of investment securities held to maturity	250	—
Principal paydowns on investment securities available for sale	2,969	4,230
Sales of investment securities available for sale	10,448	13,507
Net increase in loans from originations and principal repayments	(24,899)	(55,068)
(Purchase) redemption of FHLB stock	188	(21)
Purchases of premises and equipment	(780)	(177)
Proceeds from sale of foreclosed assets	1,935	232

Net cash used by investing activities	(39,181)	(75,169)

Financing Activities
Net increase in deposits	48,854	71,013
Net increase in borrowings	(5,000)	(5,500)
Proceeds from noncumulative perpetual preferred stock issue	—	4,819
Proceeds from stock options exercised	201	—
Non-cumulative perpetual preferred stock dividends paid	(312)	(53)
Purchase of fractional shares	(7)	(7)

Net cash provided by financing activities	43,736	70,272

Net increase in cash and cash equivalents	6,480	669
Cash and cash equivalents, beginning of year	13,098	10,093

Cash and cash equivalents, end of year	$19,578	$10,762

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit	$43,930
Undisbursed lines of credit	26,812
Standby letters of credit	7,826
Commitments to sell loans held for sale	877

NOTE C - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 10% stock dividend announced May 2, 2006 and distributed June 15, 2006, and a 25% stock dividend effected as a stock split distributed November 15, 2005. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three and nine month periods ended September 30, 2006 and 2005, there were no options that were antidilutive.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per share	3,468,513	3,438,716	3,456,337	3,438,740
Effect of dilutive stock options	339,092	325,644	338,092	318,132

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,807,605	3,764,360	3,794,428	3,756,872

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

Prior to the adoption of SFAS No. 123(r), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted, when such options had an exercise price equal to the fair value of the Company’s common stock on the date of grant. The Company has two share-based compensation plans in effect at September 30, 2006. During the nine month period ended September 30, 2006, there was no compensation cost charged against income. Adoption of SFAS 123(r) had no impact on pretax income or the statement of cash flows. The following table presents the impact of SFAS 123(r) for the previous periods, if compensation expense had been recorded.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Amounts in thousands, except per share data)
Net income:
As reported	$608	$1,663
Less preferred dividends	(53)	(53)
Net income available to common shareholders	555	1,610
Stock-based compensation
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(10)	(34)

Pro forma	$545	$1,576

Basic net income per share:
As reported	$.16	$.47
Pro forma	.16	.46
Diluted net income per share:
As reported	$.15	$.43
Pro forma	.15	.42

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses assumptions, noted in the following table. Expected volatility is based on implied volatilities from options traded on the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations used in the model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using historical activity as allowed under provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the nine months ended September 30, 2005 and 2006.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - STOCK COMPENSATION PLANS (Continued)

A summary of stock option activity under the stock option plans as of June 30, 2006 and changes during the nine-month period ended September 30, 2006 is presented below.

	Shares Available for Future Grants	Outstanding Options		Exercisable Options
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
At December 31, 2005	168,854	673,653	6.24	673,653	$6.24

Options granted	—	—	—	—	—
Options vested	—	—	—	—	—
Options exercised	—	34,892	6.45	34,892	6.45
Options forfeited	—	4,642	12.86	4,642	12.86

At September 30, 2006	168,854	634,119	$6.18	634,119	$6.18

The aggregate intrinsic value of exercisable options is approximately $6.9 million at September 30, 2006.

Additional information concerning the Company’s stock options is as follows:

Range of Exercise Prices	Number Outstanding at September 30, 2006
$3.44 – 4.75	430,509
$4.75– 11.25	41,580
$11.26 – 12.86	162,030

Outstanding at September 30, 2006	634,119

The weighted average remaining contractual life of those options was 3.80 years.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At September 30, 2006		At December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$258,042	84.68%	$236,190	84.37%
Commercial and industrial loans	42,887	14.08%	38,929	13.91%
Loans to individuals	3,772	1.24%	4,836	1.72%

Subtotal	304,701	100.00%	279,955	100.00%

Less: Net deferred loan origination (fees) costs	(22)		7

Loans	$304,679		$279,962

An analysis of the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$4,295	$3,501	$4,090	$2,865

Provision charged to operations	35	425	394	1,063

Charge-offs	(53)	(51)	(227)	(73)

Recoveries	25	6	45	26

Net charge-offs	(28)	(45)	(182)	(47)

Balance at end of period	$4,302	$3,881	$4,302	$3,881

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

The following is a summary of nonperforming assets at the periods presented:

	September 30, 2006	December 31, 2005
	(In thousands)
Nonaccrual loans	$315	$249
Foreclosed assets	1,950	1,859

Total	$2,265	$2,108

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Debit card income	$32	$27	$94	$75
ATM interchange income	3	2	9	11
Safe deposit rent	2	2	8	8
Check upcharge	5	—	17	16
Income from rental property	17	—	75	—
Gain on sale of derivative	108	—	108	—
Other	14	18	61	44

Total	$181	$49	$372	$154

The major components of other non-interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Travel	$42	$42	$143	$119
Contributions	8	16	32	34
Director fees	40	19	105	59
Dues and memberships	13	12	25	28
Credit reports and filing fees	—	2	10	10
Franchise tax	—	—	50	56
Deposit charge offs	7	5	23	7
Loan collection expense	12	3	15	52
Other	74	1	98	32

Total	$196	$100	$501	$397

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

Financial Condition at September 30, 2006 and December 31, 2005

During the nine-month period ending September 30, 2006, our total assets increased by $47.2 million to $417.6 million from $370.4 million at December 31, 2005. At September 30, 2006, loans totaled $304.7 million, an increase of $24.7 million, or 8.83%, for the nine months, as loan demand continues to be very competitive in our markets. Our loan portfolio experienced increases in real estate and commercial and industrial loans in the amount of $21.9 million and $4.0 million, respectively. Consumer loans decreased by $1.1 million to $3.8 million. Federal funds sold and interest-earning deposits increased by $6.7 million to $18.7 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at the FHLB of Atlanta, investment securities and loans held for sale increased by $22.6 million during the nine months, to $95.2 million or 22.80% of total assets at September 30, 2006 versus $72.6 million, or 19.61% of total assets, at December 31, 2005. The growth in liquid assets occurred in investment securities available for sale and federal funds sold. At September 30, 2006, investment securities available for sale totaled $74.7 million, an increase of $16.3 million, or 28.01% compared to December 31, 2005. Federal funds sold and interest-earning deposits increased 55.62% to $18.7 million at September 30, 2006.

Deposits continue to be our primary funding source. At September 30, 2006, deposits totaled $349.1 million, an increase of $48.9 million, or 16.27%, from year-end 2005. Included in the deposit balances are $105.3 million of brokered certificates of deposit, an increase of $21.2 million or 25.86%, from year-end. We also utilize borrowings from the FHLB of Atlanta to support balance sheet management and growth. Borrowings from the FHLB of Atlanta decreased by 13.89% or $5.0 million to $31.0 million at September 30, 2006.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2006, our shareholders’ equity totaled $26.1 million, an increase of $3.0 million from the December 31, 2005 balance. This increase resulted from net income available to common shareholders of $2.5 million for the nine months and changes in accumulated comprehensive income of $258,000 for the nine months ended September 30, 2006.

Comparison of Results of Operations for the

Three Months Ended September 30, 2006 and 2005

Net Income. Our net income available for common shareholders for the three months ended September 30, 2006 was $1.0 million, an increase of $451,000, or 81.26%, from net income available to common shareholders of $555,000 for the same three-month period in 2005. Net income per diluted common share of $0.26 increased $0.11 per diluted common share compared to the prior period. We have experienced strong growth, with total assets averaging $402.8 million during the current three-month period compared to $341.1 million in the prior year period, an increase of 18.08%. Our interest rate spread decreased 49 basis points from 3.41% for the three months ended September 30, 2005 to 2.92% for the period ended September 30, 2006. The net yield on average interest-earning assets decreased 28 basis points from 3.65% for the three months ended September 30, 2005 to 3.37% for the period ended September 30, 2006. An increase in net interest income and non-interest income for the quarter ended September 30, 2006 of $375,000 and $7,000, respectively, exceeded the increase of $133,000 in non-interest expenses and a decrease of $390,000 in the provision for loan losses.

Net Interest Income. Net interest income increased by $375,000, or 13.01%, to $3.3 million for the three months ended September 30, 2006. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates that occurred from quarter to quarter. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversly, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets increased $69.5 million, or 22.17%, during the third quarter of 2006 as compared with the same period in 2005. Our average yield on total interest-earning assets increased 81 basis points from 6.51% to 7.32%. Our average total interest-bearing liabilities increased by $53.4 million, or 18.42%, slightly less than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased at a greater rate than our yield on assets, increasing 130 basis points from 3.10% to 4.40%, reflecting the extremely competitive demand for deposits in our markets. For the three months ended September 30, 2006, our net interest spread was 2.92% and our net interest margin was 3.37%. For the three months ended September 30, 2005, our net interest rate spread was 3.41% and our net interest margin was 3.65%.

Provision for Loan Losses. Our provision for loan losses for the three months ended September 30, 2006 was $35,000, representing a decrease of $390,000 from the $425,000 provision we made for the three months ended September 30, 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged of loans were $25,000 during the three months ended September 30, 2006, offset by $52,000 of loan charge-offs. At September 30, 2006, we had non-accrual loans in the amount of $315,000, while the allowance for loan losses increased to $4.3 million, or 1.42% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2005, we had nonaccrual loans in the amount of $249,000, while the allowance for loan losses stood at $4.1 million, or 1.46% of total loans.

Non-Interest Income. For the third quarter of 2006, non-interest income increased $7,000, or 1.16%, to $610,000 from $603,000 for the same period the prior year. Changes for the three months ended September 30, 2006 include a decrease of $43,000 in service charges and fees on deposit, a decrease of $27,000 in mortgage operations income and an increase in brokerage related income of $28,000, and a loss on sale of investments of $85,000 offset by an increase in all other non-interest income of $181,000, the bulk of which included a gain on the sale of a derivative contract in the amount of $108,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended September 30, 2006, total non-interest expense increased 6.24% or $133,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased 5.07% or $61,000. Data processing and other related outside services decreased by $3,000, occupancy and equipment costs decreased $5,000, deposit and other insurance expense decreased $7,000, office supplies and postage increased $28,000, advertising expense increased $9,000, professional and other services decreased $46,000 and increases in our other non-interest expenses amounted to $96,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 29.32% and 34.62%, respectively, for the three months ended September 30, 2006 and 2005. The decrease in the tax rate accrual is due to a proportionately higher percentage of non-taxable state income in 2006.

Comparison of Results of Operations for the

Nine Months Ended September 30, 2006 and 2005

Net Income. Our net income available for common shareholders for the nine months ended September 30, 2006 was $2.5 million, an increase of $929,000, or 57.70%, from net income available to common shareholders of $1.6 million for the same nine-month period in 2005. Net income per diluted common share of $0.67 increased $0.24 per diluted common share compared to the prior period. We have experienced strong growth, with total assets averaging $393.3 million during the current nine-month period compared to $317.4 million in the prior year period, an increase of 23.93%. Our interest rate spread decreased 22 basis points. Our net yield on average interest-earning assets decreased six basis points. An increase in net interest income and a decrease in non-interest income for the nine months ended September 30, 2006 of $1.8 million and $465,000, respectively, exceeded the increase of $357,000 in non-interest expenses and a decrease of $669,000 in the provision for loan losses.

Net Interest Income. Net interest income increased by $1.8 million, or 23.29%, to $9.6 million for the nine months ended September 30, 2006. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates that occurred from period to period. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets increased $76.0 million, or 16.41%, during the first nine months of 2006 as compared with the same period in 2005. Our average yield on total interest-earning assets increased by 107 basis points from 6.03% to 7.10%. Our average total interest-bearing liabilities increased by $65.3 million, or 24.14%, a growth rate greater than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 128 basis points from 2.80% to 4.08%, reflecting the extremely competitive demand for deposits in our local markets as well as the national brokered CD markets. For the nine months ended September 30, 2006, our net interest spread was 3.01% and our net interest margin was 3.44%. For the nine months ended September 30, 2005, our net interest rate spread was 3.23% and our net interest margin was 3.50%.

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2006 was $394,000, representing a decrease of $669,000 from the $1.1 million provision we made for the nine months ended September 30, 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio. Our loan recoveries of previously charged of loans were $45,000 during the nine months ended September 30, 2006, offset by $227,000 of loan charge-offs. At September 30, 2006, we had non-accrual loans in the amount of $315,000 while the allowance for loan losses increased to $4.3 million, or 1.42% of total loans. The Bank has secured positions in these nonaccrual loans. At December 31, 2005, we had nonaccrual loans in the amount of $249,000, while the allowance for loan losses stood at $4.1 million, or 1.46% of total loans.

Non-Interest Income. For the first nine months of 2006, non-interest income decreased $465,000, or 21.57%, to $1.7 million from $2.2 million for the same period the prior year. Changes for the nine months ended September 30, 2006 include a decrease of $27,000 in service charges and fees on deposit, a decrease of $548,000 in mortgage operations income reflecting the slow down in real estate activity and the discontinuation of our mortgage loan origination office located in Raleigh, NC, an increase in brokerage related income of $18,000, a loss on sale of investments of $149,000 offset by an increase in all other non-interest income of $231,000, which included a gain on the sale of a derivative contract in the amount of $108,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the nine-months ended September 30, 2006, total non-interest expense increased $357,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $125,000. Data processing and other related outside services increased by $67,000, occupancy and equipment costs increased $51,000, deposit and other insurance expense increased $11,000, office supplies and postage increased $76,000 which was impacted by the opening of our Mebane office, advertising expense increased $40,000, professional and other services decreased $117,000 and increases in our other non-interest expenses amounted to $104,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 31.98% and 34.11%, respectively, for the nine months ended September 30, 2006 and 2005. The decrease in the tax rate accrual is due to a proportionately higher percentage of non-taxable state income in 2006.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $95.2 million at September 30, 2006 compared to $72.6 million at December 31, 2005. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $92.0 million from the FHLB of Atlanta, subject to collateral constraints, with $31 million outstanding at September 30, 2006 and $36.0 million at December 31, 2005. All borrowings with FHLB of Atlanta must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2006, our equity to asset ratio was 6.25%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. MidCarolina Bank’s total risk-based capital ratio at September 30, 2006 was 11.22%.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2006 to July 31, 2006	—	$	N/A	—	N/A
August 1, 2006 to August 31, 2006	6,537		$17.23	—	N/A
September 1, 2006 to September 30, 2006	—	$	N/A	—	N/A

Quarter-to-date	6,537		$17.23	—

Item 6. Exhibits

(a) Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) of the Form 8-A filed with the SEC on June 5, 2002), as amended on August 15, 2005 by Articles of Amendment (incorporated by reference to Exhibit 3(i) of the Form 8-K filed on August 29, 2005)

Exhibit 3.2	Bylaws, (incorporated herein by reference to Exhibit 3(ii) to the Form 8-A filed with the SEC on with June 5, 2002)

Exhibit 4	Form of Stock Certificate, (incorporated by reference to the Form 10-QSB filed with the SEC on November 12, 2002)

Exhibit 10.1	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.2	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.3	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.4	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998

Exhibit 10.5	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000.

Exhibit 10.6	Omnibus Stock Ownership and Long-Term Incentive Plan incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB for the fiscal year ended December 31, 2003

Exhibit 10.7	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.8	December 22, 2005 Amendment of Stock Option Agreements granted under the MidCarolina Bank Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 10.9	December 22, 2005 Amendment of Stock Option Agreement, with resale restrictions, granted under the MidCarolina Bank Employee Stock Option Plan (incorporated by reference to Exhibit 99.3 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 10.10	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.11	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.12	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.13	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.14	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.15	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.16	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.17	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.18	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Charles T. Canaday Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.19	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.20	Severance Agreement between MidCarolina Bank and R. Craig Patterson (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report filed on March 8, 2006)

Exhibit 10.21	Indemnification Agreement with directors (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: October 20, 2006	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Date: October 20, 2006	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer