Form 10-K
period 2006-12-31
MIDCAROLINA FINANCIAL CORP
filed 2007-03-29
CIK 1174872

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 000-49848

MIDCAROLINA FINANCIAL CORPORATION

(Name of Issuer in Its Charter)

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

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated file  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and non-voting equity, held by non affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $44.7 million.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,524,391 shares of common stock, no par value, as of March 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders of MidCarolina Financial Corporation, to be held on May 22, 2007 (the “Proxy Statement”), are incorporated by reference into Part III.

Transitional Small Disclosure Format:    Yes  ☐    No  ☒

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of MidCarolina Financial Corporation (“Company”) and its banking subsidiary, MidCarolina Bank (“Bank”). These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and the Bank and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules, and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

MidCarolina Financial Corporation (the “Company”) was formed in 2002 to serve as a holding company for MidCarolina Bank (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the bank holding company laws of North Carolina. The Company’s office is located at 3101 South Church Street, Burlington, North Carolina 27216. The Company’s principal source of income is earnings on investments, including any dividends that are declared and paid by the Bank on its capital stock.

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

The Bank’s primary market area is Alamance County, North Carolina. The Bank’s main office is located in Burlington, North Carolina. The Bank also has one full-service branch in Burlington, NC, one full-service branch in Graham, North Carolina, two full-service branches in Greensboro, North Carolina and one full service branch in Mebane, North Carolina. The Bank has limited service offices in the Alamance Regional Medical Center and the Village of Brookwood Retirement Center, both of which are located in Burlington. The Bank’s loans and deposits are primarily generated from the areas where its offices are located.

The Bank’s primary sources of revenue are interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. The Bank’s current lending strategy is to establish market share throughout Alamance and Guilford Counties, with an emphasis in Burlington, Graham, Greensboro amd Mebane. At December 31, 2006, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $5.1 million.

Interest and dividend income from investment activities generally provide the second largest source of income to the Bank after interest on loans. During 2006, the Bank chose to enhance its overall liquidity position by increasing its securities portfolio and deploying more of its funds into lower risk mortgage-backed securities with short durations, U.S. Agency securities and State and Local Government issued federally tax-exempt securities. The interest and dividends earned from the investment portfolio therefore increased significantly during 2006.

Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts and fixed interest rate certificates with varying maturities. The Bank also utilizes alternative sources of funds such as brokered certificates of deposit and borrowings from the Federal Home Loan Bank (the “FHLB”) of Atlanta, Georgia.

The Bank’s savings deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and savings deposits including print media advertising and direct mailings. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors.

The Bank is the sole banking subsidiary of the Company. Two trusts (MidCarolina I and MidCarolina Trust II) have been formed as subsidiaries of the Company to facilitate the infusion of Trust Preferred Securities as a form of non-dilutive equity into the Company. The trusts are not consolidated in these financial statements. The majority of the Company’s operations are located at the Bank level. Throughout this Annual Report on Form 10-K, results of operations will be discussed by referring to the Bank’s operations, unless a specific reference is made to the Company and its operating results apart from the Bank.

The Bank has continued to experience steady growth since its formation in 1997. The Bank’s assets totaled $420.9 million, $370.4 million and $284.9 million as of December 31, 2006, 2005 and 2004, respectively. The Company had net income available to shareholders for the year ended December 31, 2006 of $3.4 million, or $0.73 per diluted share, compared with $2.3 million, or $0.48 per diluted share for the year ended December 31, 2005. The per share amounts have been adjusted to reflect the 5-for-4 stock split effective January 19, 2007.

At December 31, 2006, the Company had total assets of $420.9 million, net loans of $309.4 million, deposits of $339.3 million, investment securities, available - for - sale of $73.8 million and shareholders’ equity of $28.3 million.

Subsidiaries

Other than the Bank, the Company has two trust subsidiaries: MidCarolina I and MidCarolina Trust II. The Bank’s only subsidiary, MidCarolina Investments, Inc, was dormant during 2006. MidCarolina Investments engaged in general securities brokerage and offered insurance and other financial services through a contract arrangement with a third-party provider. The Bank continues to offer these services through a third-party provider.

Employees

At December 31, 2006, the Bank had 71 full-time equivalent employees.

Competition and Market Area

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. At December 31, 2006, there were 16 depository institutions with 50 offices in Alamance County. The Bank had a deposit market share of 13.8% in Alamance County. The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Bank’s competition for real estate loans is from savings institutions, credit unions, commercial banks, and mortgage banking companies. It competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition is increasing as a result of the reduction of restrictions on the interstate operations of financial institutions.

The Bank’s primary market area is Alamance County. The population of Alamance County is 140,533 and the median household income is $40,365. Alamance County has a diverse economy with no concentration in any one specific industry. Major businesses and industries in the area include LabCorp, a laboratory that provides specialized testing services for the medical industry, Alamance Health Services, Elon University and GKN Automotive, a manufacturer of automobile drive shafts.

Supervision and Regulation

Bank holding companies and state chartered commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

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

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2006.

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

Although the payment of dividends and the repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares is largely dependent upon the Company’s receipt of dividends from the Bank.

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

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Due to its severe consequences, the FDIC historically uses insurance termination as an enforcement action of last resort and the termination process itself involves substantial notice, a formal adjudicative hearing and federal appellate review. In instances where insurance deposit is terminated, the financial institution is required to notify its depositors and insured funds on the date of termination that they will continue to be insured for at least six months and up to two years, at the discretion of the FDIC. After the date of termination, no new deposits accepted by the financial institution will be federally insured.

Federal Deposit Insurance Reform. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC was required to adopt rules implementing the various provisions of FDIRA by November 5, 2006. Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. Prior to January 1, 2007, FDIC assessments for deposit insurance ranged from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Effective January 1, 2007, the assessments will range from 5 to 43 basis points per $100 of insured deposits.

Federal Home Loan Bank System. The Federal Home Loan Bank System provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount equal to at least 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the new activity-based stock ownership requirement. On December 31, 2006, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take those records into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination that was conducted during August 2005.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2006, the Bank had the requisite capital levels to qualify as “well capitalized”.

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

Loans to One Borrower. The Bank is subject to the Commissioner’s loans to one borrower limits, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank. Loans and extensions of credit to such a borrower fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the "GLB Act") dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. In doing so it increased competition in the financial services industry, presenting greater opportunities to our larger competitors who were more able to expand their services and products than smaller oriented financial institutions, such as the Bank.

USA Patriot Act of 2001. The USA Patriot Act of 2001was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was signed into law and included significant changes addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandated corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this Act on public companies, including the Bank, has been and is expected to continue to be significant in terms of the time, resources and costs associated with complying with the law.

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

In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the Deposit Insurance Fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

ITEM 1A.	Risk Factors

The Company is subject to certain risks. In addition to the factors discussed below, please see the discussion under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” beginning on page 46. These factors, along with the other information in this Annual Report on Form 10-K, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

We may have higher credit losses than we have allowed for.

Our credit losses could exceed the allowance for credit losses we have set aside. Our average loan size continues to increase. Reliance on historic credit loss experience may not be indicative of future credit losses. Approximately 75.9% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more vulnerable to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit repayment capacity of our borrowers.

A significant amount of the Bank’s business is concentrated in lending which is secured by property located in Alamance and Guilford Counties and surrounding areas.

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the Bank is required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, the Bank’s earnings and capital could be adversely affected.

Additionally, with most of the Bank’s loans concentrated in Alamance and Guilford Counties and surrounding areas, a decline in local economic conditions could adversely affect the values of the Bank’s real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on the Bank’s earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

Changes in technology may impact the Bank’s business

The Bank uses various technologies in its business and the banking industry is undergoing rapid technological changes. The effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in the Bank’s operations. The Bank’s competitors may have substantially greater resources to invest in technological improvements.

The trading volume in our common stock is less than that of larger public companies which can cause price volatility

The trading history of our common stock has been characterized by relatively low trading volume. The value of a shareholder’s investment may be subject to sudden decreases due to the volatility of the price of our common stock, which is traded over-the-counter, with quotations available on the National Daily Quotation Services “Bulletin Board”. The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuation in our operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our common stock;

•	changes in economic conditions in our market, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting us or our competitors.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent a shareholder from selling common stock at or above the current market price.

Our growth strategy may not be successful.

As a strategy, we have sought to increase the size of our franchise by aggressively pursuing business development opportunities, and we have grown rapidly during the last decade. We can provide no assurance that we will continue to be successful in increasing the volume of our loans and deposits at acceptable risk levels and upon acceptable terms, expanding our asset base while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through other successful expansions of our banking markets, or that we will be able to maintain capital sufficient to support our continued growth.

Interest rate volatility could significantly harm our business.

The Company’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. The principal component of the Company’s earnings is the net interest income of its subsidiary bank. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Federal Reserve Bank (“Reserve Bank”) has made significant changes in interest rates during the last few years. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes may have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. In addition, there are costs associated with our risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

If we lose key employees with significant business contacts in our market area, our business may suffer.

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees go to work for competitors. Our future success depends on the continued contributions of our existing senior management personnel, many of whom have significant local experience and contacts in our market areas.

Government regulations may prevent or impair our ability to pay dividends, engage in additional acquisitions, or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Reserve Bank and the Commission. Our subsidiary bank, as a state chartered commercial bank, also receives regulatory scrutiny from the FDIC and the Commission. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in our Company, by restricting our activities, such as:

•	the payment of dividends to shareholders;

•	possible transactions with or acquisitions by/of other institutions;

•	desired investments;

•	loans and interest rates;

•	the level of our allowance for loan losses;

•	imposing higher capital requirements;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and

•	the ability to provide other services.

We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

We may be subject to examinations by taxing authorities which could adversely affect our results of operations.

In the normal course of business, we may be subject to examinations from federal and state taxing authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we are engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our financial condition and results of operations.

We face strong competition in our market areas, which may limit our asset growth and profitability.

The banking business in our market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and/or profitability. We experience competition in both lending and attracting deposits from other banks and nonbank financial institutions located within our market area, some of which are significantly larger institutions. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.

The Company’s common stock is not FDIC insured.

The common stock of the Company is not a savings or deposit account or other obligation of any bank and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including loss of principal.

ITEM 1B.	UNRESOVED STAFF COMMENTS

None

ITEM 2.	DESCRIPTION OF PROPERTY

The Bank owns its main office, which is located at 3101 South Church Street in Burlington, as well as its full-service branch offices located at 5509-A West Friendly Avenue, Suite 102, Greensboro, North Carolina and 842 South Main Street, Graham, North Carolina. The Bank leases its full-service offices located at Cum-Park Plaza, 2214 North Church Street, Burlington; 701 Green Valley Road, Greensboro; and 1107 South Fifth Street, Mebane, North Carolina. The Bank occupies space in the Alamance Regional Medical Center in Burlington from which it operates a limited-service office as well as a limited-service office located in the Village of Brookwood Retirement Center located in Burlington. The Company leases an in-house mortgage operations facility in Burlington.

The total net book value of the Bank’s furniture, fixtures, leasehold improvements and equipment at December 31, 2006 was approximately $6.6 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance. Additional information about this property is set forth in Note (F) to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, which note is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of management, neither the Company nor the Bank is involved in any material pending legal proceedings other than routine litigation that is incidental to its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There currently is a limited local trading market for the Company’s common stock, and there can be no assurance that a more active market will develop. The Company’s common stock is traded over-the-counter with quotations available on the National Daily Quotation Services “Bulletin Board” under the symbol “MCFI.” There were 1,553 stockholders of record as of March 15, 2007, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the over-the-counter market quotations for the Company’s common stock for the year- ended December 31, 2006 and 2005. The quotations, which have been adjusted to reflect declared stock splits in the form of stock dividends in 2007, 2006 and 2005, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2006
First quarter	$18.18	$10.51
Second quarter	$16.00	$13.09
Third quarter	$15.12	$13.20
Fourth quarter	$16.00	$13.60

2005
First quarter	$10.18	$8.73
Second quarter	$9.79	$8.44
Third quarter	$14.55	$9.08
Fourth quarter	$12.36	$10.29

The following graph and index compare (i) the yearly change in the cumulative total stockholders return on the Company’s common stock with (ii) the cumulative return of the Nasdaq Composite, and (iii) the Nasdaq Bank index. The graph and index assume that the value of an investment in the Company’s common stock was $100.00 on December 31, 2001, and that all dividends were reinvested. The performance shown in the graph and index represents past performance and should not be considered an indication of future performance.

INDEX	2001	2002	2003	2004	2005	2006
MidCarolina Financial Corporation	100	98	145	173	176	269
NASDAQ Composite	100	69	104	113	116	128
NASDAQ Bank	100	107	142	162	159	181

Recent Sale of Unregistered Securities

The Company did not sell any of its equity securities in the period covered by this Annual Report on Form 10-K, which were not registered under the Securities Act.

Recent Repurchase of Company’s Securities

The Company did not repurchase any of its securities in the last three fiscal years.

Securities Authorized for Issuance Under Equity Compensation Plans

In 1998, the Bank’s board of directors and shareholders approved the a non-qualified stock option plan for certain Bank directors, and an incentive stock option plan for certain officers and key employees (together the “1998 Plans”). In 2004, the Company’s Board of Directors and shareholders approved the MidCarolina Financial Corporation Omnibus Equity Compensation Plan (the “2004 Omnibus Plan”). For more information on these plans, see Note L in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The following table presents, as of December 31, 2006, the numbers of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights, the weighted-average price of the outstanding options, warrants and rights, and the number of securities remaining that may be issued under the 1998 Plans and 2006 Omnibus Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights(2)		(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by our stockholders	616,655	(1)(2)	$4.94	216,309

Equity compensation plans not approved by our stockholders	0		$0	0

Total	616,655		$4.94	216,309

(1)	Of the 616,655 stock options issued under the Plans and the Omnibus Plan, a total of 616,655 of those stock options have vested or are exercisable within 60 days.
(2)

The number of shares has been adjusted for the six for five stock split effective January 14, 2005, the November 15, 2005 5 for 4 stock split, the 6 for 5 stock split effective June 15, 2006 and the five for four split effective January 19, 2007.

See “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above, and “NOTE P – Shareholders Equity – Notes to Consolidated Financial Statements” below for regulatory restrictions which limit the ability of the Bank to pay dividends. Except for cash dividends paid by the Bank to MidCarolina Financial Corporation, the Company has not paid any cash dividends to common stockholders from the time either began operations through December 31, 2006. Management believes that the most effective use of its capital is to retain it for the purpose of supporting continued growth in earning assets. The Company paid cash dividends in the amount of $417 thousand to non-cumulative perpetual preferred stock holders during 2006. Cash dividends in the amount of $104 thousand were paid to non-cumulative perpetual preferred stock holders during 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain summary consolidated financial data, performance ratios and other data at, or for the periods indicated. As this information is only a summary, you should read it in conjunction with the historical financial statements (and related notes) of the Company and “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Total interest income	$27,061	$19,208	$12,174	$9,652	$8,982
Total interest expense	14,241	8,327	4,383	3,298	3,338

Net interest income	12,820	10,881	7,791	6,354	5,644
Provision for loan losses	394	1,373	1,030	586	573

Net interest income after provision	12,426	9,508	6,761	5,768	5,071
Noninterest income	2,304	2,683	4,141	3,575	2,091
Noninterest expense	9,077	8,546	8,010	6,845	5,398

Income before income taxes	5,653	3,645	2,892	2,498	1,764
Provision for income taxes	1,757	1,277	950	835	489

Net income	3,896	2,368	1,942	1,663	1,275
Dividends on preferred stock	417	104	—	—	—

Net income available to common shareholders	$3,479	$2,264	$1,942	$1,663	$1,275

Per Share Data (1):
Earnings per common share - basic	$0.80	$0.53	$0.45	$0.39	$0.31
Earnings per common share - diluted	0.73	0.48	0.42	0.36	0.29
Market price
High	18.18	12.37	10.67	9.68	7.22
Low	10.51	8.44	7.52	5.43	6.68
Close	15.80	10.36	8.49	8.51	6.92
Book value - common shares	5.20	4.25	3.83	3.40	3.01

Weighted average common shares outstanding
Basic	4,348,128	4,299,522	4,289,401	4,233,899	4,164,878
Diluted	4,775,853	4,669,601	4,621,764	4,556,784	4,449,020

Selected Year-End Balance Sheet Data:
Total assets	$420,850	$370,440	$284,888	$212,561	$169,429
Loans, held to maturity	313,572	279,962	217,683	178,913	141,207
Allowance for loan losses	4,222	4,090	2,865	2,522	2,088
Deposits	339,275	300,262	216,791	151,982	142,175
Short-term borrowings	25,000	10,000	15,500	18,500	—
Long-term debt	26,764	34,764	34,764	26,500	13,000
Shareholders' equity	28,259	23,093	16,424	14,411	12,681

Selected Average Balances:
Total assets	$397,514	$329,395	$253,352	$192,822	$157,437
Loans, net	301,405	252,914	204,121	160,041	118,702
Total interest-earning assets	379,168	309,935	241,992	177,780	144,870
Deposits	329,724	264,730	187,090	150,962	138,765
Total interest-bearing liabilities	338,283	280,412	215,080	158,961	131,171
Shareholders' equity	24,550	19,743	15,484	13,665	11,833
Shareholders' equity less average preferred equity	19,731	17,910	15,484	13,665	11,833

Selected Performance Ratios:
Return on average assets	0.98%	0.72%	0.77%	0.86%	0.81%
Return on average equity excluding preferred equity	17.63%	12.64%	12.54%	12.17%	10.77%
Net interest spread	2.93%	3.23%	2.99%	3.35%	3.66%
Net interest margin	3.38%	3.51%	3.22%	3.57%	3.90%
Noninterest income to total net revenue	15.23%	19.78%	34.70%	36.01%	27.03%
Noninterest income to average assets	0.58%	0.81%	1.63%	1.85%	1.33%
Noninterest expense to average assets	2.28%	2.59%	3.16%	3.55%	3.43%

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Asset Quality Ratios:
Nonperforming loans to period-end loans	0.25%	0.08%	0.11%	0.32%	0.06%
Allowance for loan losses to period-end loans	1.35%	1.46%	1.32%	1.41%	1.48%
Allowance for loan losses to nonperforming loans	531.74%	1725.74%	1127.95%	428.18%	2610.00%
Nonperforming assets to total assets	0.74%	0.83%	0.80%	0.29%	0.05%
Net loan charge-offs to average loans	0.09%	0.06%	0.34%	0.09%	0.10%

Capital Ratios:
Total risk-based capital	11.28%	11.34%	11.13%	13.11%	10.28%
Tier 1 risk-based capital	10.12%	9.90%	8.78%	9.95%	12.05%
Leverage ratio	8.73%	8.64%	7.83%	9.53%	9.59%
Equity to assets ratio	6.71%	6.23%	5.77%	6.78%	7.48%

Other Data:
Number of banking offices	8	6	6	5	4
Number of full time equivalent employees	71	69	77	63	41

(1)	All per share data has been restated to reflect the effects of a stock split effected in the form of a 10% stock dividend in 2002, a stock split effected in the form of a 20% stock dividend in 2003 and 2004, a stock split effected in the form of a 25% stock dividend in 2005, a stock split effected in the form of a 10% stock dividend in 2006 and a 25% stock dividend in the form of a stock split effected in January 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K and the supplemental financial data appearing throughout this discussion and analysis. Because the Company’s primary asset is the Bank, the discussion that follows focuses on the Bank’s business and operations.

EXECUTIVE OVERVIEW

Significant accomplishments

In the opinion of its management, the Company’s most significant accomplishments during 2006, which are discussed in more detail in this Item 7, were as follows:

•	Total loans classified as held for investment increased 12.01%

•	Commercial real estate loans outstanding at year end increased 24.0%

•	Average non-interest bearing deposits increased 17.2%

•	Total deposits at year end increased 13.0%

•	Net interest income increased 17.8%

•	Net income available to common shareholders increased 53.7%

•	Improved operating efficiencies

Challenges.

The Bank has achieved significant growth without the advent of acquisitions or mergers since first opening its doors in 1997. The financial industry in general is faced with many uncertainties and challenges. As management plans its strategic goals and objectives, future expectations of economic activity, and how these uncertainties could impact the Company’s performance, must be taken into consideration. The challenges that we believe are most likely to have an impact on the operations of the Company in the foreseeable future are presented below:

•	Sustaining profitable growth

•	Managing margins in a flat yield curve environment

•	Competition from bank and non-bank entities, including fierce price competition

•	Uncertainty of commercial real estate regulatory environment

•	Obtaining adequate funding of asset growth

•	Meeting capital adequacy requirements

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

Selected Consolidated Financial Information and Other Data are presented in Table 1 of Item 6. The information in this table is derived in part from the audited consolidated financial statements and notes thereto of the Company. The information in this table does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements that are included in this Annual Report on Form 10-K.

FINANCIAL CONDITION

DECEMBER 31, 2006 AND 2005

The Company reported total assets increasing by $50.4 million, or 13.6%, to $420.9 million at year-end 2006. This growth was principally reflected in increased loans and securities. Loans, excluding those held for sale, increased by $33.6 million, or 12.0%, from $280.0 million at the beginning of the year to $313.6 million at year end. Investment securities increased by $15.2 million, or 25.9%, from $58.6 million to $73.8 million. The increase in loans was composed principally of increases of $24.1 million in commercial mortgage loans, an area of lending the Company targets and intends to continue targeting in the future. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities, were 20.5% of total assets, at December 31, 2006, an increase from the 19.3% of total assets at December 31, 2005. The Bank, as a member of the FHLB of Atlanta, has an investment of $2.7 million in FHLB stock. The Bank’s investment in life insurance used to offset the cost of employee benefit plans, increased by $267,000 during 2006 to $7.3 million. The increase was due to an increase in the cash surrender value of the policies.

Deposits increased $39.0 million during 2006. Non-interest-bearing demand accounts increased $3.1 million, or 9.9%, money market and NOW accounts increased $7.7 million, or 12.1%, and time deposits increased $29.1 million or 14.7%, over the amount of such deposits at December 31, 2005. The Bank also used wholesale brokered certificates of deposit and advances from the FHLB of Atlanta, Georgia as funding sources during 2006 to serve as a secondary source of funding asset growth. Borrowings from the FHLB increased from $36.0 million at the end of 2005 to $43.0 million at December 31, 2006. Wholesale brokered certificates of deposit comprised approximately 41.2% of total certificate of deposit balances. Typically brokered certificates of deposit have similar terms to retail certificates of deposit issued in the Bank’s local markets, with rates marginally lower than local market certificates of deposit rates.

Total shareholders’ equity increased by $5.2 million, or 22.4%, during 2006. All capital ratios continue to place the Company and its subsidiary Bank in excess of the minimum required to be a well-capitalized institution by regulatory measures. Proceeds from exercise of stock options of $1.1 million during 2006 and $550,000 of income tax benefits associated with non-qualified stock options exercised during 2006 increased shareholders’ equity. The Company issued $4.8 million in Non-Cumulative Perpetual Preferred Stock on August 15, 2005 and $8.5 million in Trust Preferred Securities during prior years, so as to remain “well capitalized” under regulatory capital guidelines without diluting existing shareholders’ ownership. The Trust Preferred Securities and Preferred Stock should provide sufficient capital to retain a “well-capitalized” designation as defined by regulatory capital guidelines for the foreseeable future. The Trust Preferred Securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a qualifying security in a consolidated subsidiary. The junior subordinated debentures issued to guarantee the Trust Preferred Securities do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding any potential implications FIN 46 may have on reporting trust preferred securities on financial statements, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust-preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain "well capitalized" under FDIC guidelines.

At December 31, 2006, the Bank was considered to be “well capitalized” under the FDIC guidelines.

NET INTEREST INCOME

Similar to most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2006, 2005 and 2004, average interest-earning assets were $379.2 million, $310.0 million and $242.0 million, respectively. During these same years, the Bank’s net yields on average interest-earning assets were 3.38%, 3.51% and 3.22%, respectively. The decrease in net yields from 2005 to 2006 is a reflection of the flatness of the yield curve and an overall increase in cost of funding earning assets due to extreme competitive pressures in our markets. The Bank’s balance sheet is positioned for an increase in interest rates. When interest rates increase, the Bank’s earnings and net yields should show improvement. Conversely when interest rates decrease, the Bank’s earnings and net yields may compact.

Table 2, following this discussion, “Average Balances and Net Interest Income”, presents an analysis of the Bank’s net interest income for 2006, 2005 and 2004.

Table 3, following this discussion, “Volume and Rate Variance Analysis”, shows the amounts of changes in net interest income due to changes in volume and rates and illustrates that the change in the average volume of loans and the increase in average deposit rates were the predominant factors in the higher amount of net interest income realized by the Bank in 2006, when compared to 2005.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Overview. The Company reported net income available to shareholders of $3.5 million, or $0.73 per diluted common share, for the year ended December 31, 2006, compared with net income available to shareholders of $2.3 million, or $0.48 per diluted common share, for 2005, an improvement of $1.2 million or $0.25 per diluted share. Net interest income increased $1.9 million, or 17.8%, in 2006, and the provision for loan losses decreased $979 thousand, or 71.3%, while non-interest income decreased by $379 thousand or 14.1%. This aggregate growth in income outpaced the 6.2% increase in non-interest expense, which totaled $9.1 million in 2006 compared to $8.5 million in 2005.

Net Interest Income. Net interest income increased to $12.8 million for the year ended December 31, 2006, a $1.9 million or 17.8% increase from the $10.9 million earned in 2005. Total interest income benefited from strong growth in the level of average earning assets and higher asset yields caused by the increase in market interest rates during the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely, a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Interest rate increases will generally result in an immediate increase in the Bank’s interest income on loans, with a more delayed impact on interest expense because increases in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $69.2 million, or 22.3%, during 2006 compared to 2005, while the average yield increased by 94 basis points from 6.20% to 7.14%. As interest rates increased during 2006, the average rate on loans increased year over year. The average rate on investment securities increased in 2006 compared to 2005, reflecting management’s decision to purchase higher yielding securities during 2006 as interest rates began to rise. Average total interest-bearing liabilities increased by $57.9 million, or 20.6%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 124 basis points from 2.97% to 4.21%. With the yield on earning assets increasing less significantly than the cost of interest bearing liabilities, the Bank’s net interest margin decreased by 13 basis points. For the year ended December 31, 2006, the net interest margin was 3.38%, while for the year ended December 31, 2005, the net interest margin was 3.51%. Table 3 reflects the volume and rate variances from 2006 vs. 2005.

Provision for Loan Losses. The Bank recorded $394 thousand as the provision for loan losses in 2006, a decrease of $979 thousand from the $1.4 million provision made in 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2006 and 2005 the provision for loan losses was made principally in response to growth in loans as total loans outstanding, net of loans held for sale, increased by $33.6 million in 2006 and by $62.3 million in 2005. At December 31, 2006, the allowance for loan losses was $4.2 million, an increase of $132 thousand, or 3.2%, from the $4.1 million at the end of 2005. The allowance represented 1.35% and 1.46%, respectively, of loans outstanding at the end of 2006 and 2005, net of loans held for sale. At December 31, 2006, the Bank had $794 thousand in non-accrual loans. In 2005, the Bank had $237 thousand in non-accrual loans. It is management’s opinion that reserve levels are adequate.

Non-Interest Income. Non-interest income decreased to $2.3 million for the year ended December 31, 2006 compared to $2.7 million for the year ended December 31, 2005, a decrease of $379 thousand or 14.1%. Mortgage operations income decreased to $632 thousand in 2006, from $1.1 million in 2005 reflecting the discontinuance of the mortgage origination office in Raleigh, North Carolina during the first half of 2005 as well as a softening in the overall mortgage origination market. Service charges on deposit accounts in 2006 were $944 thousand, a decrease of $65 thousand, or 6.4%, compared to $1.0 million in 2005 reflecting the competitive demand for free checking accounts. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2006, 2005 and 2004.

Non-Interest Expenses. Non-interest expenses totaled $9.1 million for the year ended December 31, 2006, an increase of $531 thousand over the $8.5 million reported for 2005. Substantially all of this increase resulted from the Bank’s growth and development during 2006 and 2005. Personnel costs increased by $313 thousand in 2006, or 6.5% primarily due to the increase in staffing of two new branches brought on-line during the year. Professional and other services decreased $165 thousand primarily due to expenses incurred in 2005 related to the preparation of anticipated regulatory changes that were not repeated in 2006. Occupancy and equipment expense increased by $21 thousand primarily due to increases in maintenance costs and increased depreciation on purchases of furniture, fixtures and computer hardware and software. Data processing and other outside services increased $108 thousand, or 19%, due to the enhancement of computer security systems and costs associated with adding two new branches. Advertising expense increased $52 thousand reflecting new marketing campaigns during 2006. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2006, 2005 and 2004.

Income Taxes. The provision for income tax was $1.8 million in 2006 and $1.3 million in 2005. The effective tax rates were 31.08% and 35.04%, respectively, on income before income taxes. The decrease in the effective tax rate for 2006 reflects an increase in the proportion of tax-exempt income to total income for 2006 over 2005.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Overview. The Company reported net income available to common shareholders of $2.3 million, or $0.48 per diluted share, for the year ended December 31, 2005, compared with net income of $1.9 million or $0.42 per diluted share for 2004, an improvement of $322,000 or $0.06 per diluted share. Net interest income increased $3.1 million, or 39.7%, in 2005, while non-interest income decreased by $1.5 million or 35.4%. This aggregate growth in income outpaced the 6.7% increase in non-interest expense, which totaled $8.5 million in 2005 compared to $8.0 million in 2004.

Net Interest Income. Net interest income increased to $10.9 million for the year ended December 31, 2005, a $3.1 million or 39.7% increase from $7.8 million earned in 2004. Total interest income benefited from strong growth in the level of average earning assets and higher asset yields caused by the increase in market interest rates during the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Interest rate increases will generally result in an immediate increase in the Bank’s interest income on loans, with a more delayed impact on interest expense because increases in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $67.9 million, or 28.1%, during 2005 compared to 2004, while the average yield increased by 117 basis points from 5.03% to 6.20%. As interest rates increased during 2005, the average rate on loans increased year over year. The average rate on investment securities increased in 2005 compared to 2004, reflecting management’s decision to purchase higher yielding securities during 2005 as interest rates began to rise. Average total interest-bearing liabilities increased by $65.3 million, or 30.4%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 93 basis points from 2.04% to 2.97%. With the yield on earning assets increasing more significantly than the cost of interest bearing liabilities, the Bank’s net interest margin increased by 29 basis points. For the year ended December 31, 2005, the net interest margin was 3.51%, while for the year ended December 31, 2004, the net interest margin was 3.22%. Table 3 reflects the volume and rate variances from 2005 vs. 2004.

Provision for Loan Losses. The Bank recorded $1.4 million as the provision for loan losses in 2005, an increase of $343 thousand from the $1.0 million provision made in 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant qualitative factors. For 2005 and 2004 the provision for loan losses was made principally in response to growth in loans as total loans outstanding, net of loans held for sale, increased by $62.3 million in 2005 and by $38.4 million in 2004. At December 31, 2005, the allowance for loan losses was $4.1 million, an increase of $1.2 million, or 42.8%, from the $2.9 million at the end of 2004. The allowance represented 1.46% and 1.32%, respectively, of loans outstanding at the end of 2005 and 2004, net of loans held for sale. At December 31, 2005 the Bank had $237 thousand in non-accrual loans. In 2004, the Bank had $254 thousand in non-accrual loans. It is management’s opinion that reserve levels are adequate.

Non-Interest Income. Non-interest income decreased to $2.7 million for the year ended December 31, 2005 compared to $4.1 million for the year ended December 31, 2004, a decrease of $1.5 million or 35.4%. Mortgage operations income decreased to $1.1 million in 2005, from $2.3 million in 2004 reflecting the discontinuance of the mortgage origination office in Raleigh, North Carolina during the first half of 2005 as well as a softening in the overall mortgage origination market. Service charges on deposit accounts in 2005 were $1.0 million, a decrease of $78 thousand, or 7.2%, compared to $1.1 million in 2004 reflecting the competitive demand for free checking accounts. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2005, 2004 and 2003.

Non-Interest Expenses. Non-interest expenses totaled $8.5 million for the year ended December 31, 2005, an increase of $536 thousand over the $8.0 million reported for 2004. Substantially all of this increase resulted from the Bank’s growth and development during 2005 and 2004. Personnel costs decreased by $104 thousand in 2005, primarily due to the decrease in commissions paid on mortgage originations. Professional and other services increased $128 thousand primarily due expenses incurred in 2005 related to the preparation of anticipated regulatory changes. Occupancy and equipment expense increased by $95 thousand primarily due to increases in maintenance costs and increased depreciation on purchases of furniture, fixtures and computer hardware and software. Advertising expense increased $114 thousand reflecting new marketing campaigns during 2005. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2006, 2005 and 2004.

Income Taxes. The provision for income tax was $1.3 million in 2005 and $950 thousand in 2004. The effective tax rates were 35.0% and 32.9%, respectively, on income before income taxes. The increase in the effective tax rate for 2005 reflects a decrease in the proportion of taxable income versus federal and state tax-exempt income for 2005.

LIQUIDITY

The Bank’s sources of liquidity are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan and securities repayments, are used to fund loans and continuing operations. At December 31, 2006, the Bank had credit availability with the FHLB of $54.8 million, with $43.0 million outstanding.

Total deposits were $339.3 million and $300.3 million at December 31, 2006 and 2005, respectively. The Bank’s deposits increased 13.0% in 2006. Because the Bank’s organic deposit growth was not sufficient in amount to meet the total funding needs of the Bank’s asset growth, the Bank looked to alternative funding sources during 2006. In light of local market deposit competition during the year, the Bank found it less costly to access brokered certificates of deposits rather than compete for higher cost of funds sources within its local markets. The Bank will continue to evaluate all funding sources for cost, accessibility, dependability and efficiency. Brokered certificates of deposits increased by $11.5 million during 2006, from $82 million in 2005 to $93.5 million in 2006, an increase of 14.0%.

At December 31, 2006 and 2005, time deposits represented 67.0% and 66.0%, respectively, of the Bank’s total deposits. Certificates of deposit of $100,000 or more represented 47.5% and 45.9%, respectively, of the Bank’s total deposits at December 31, 2006 and 2005. At December 31, 2006, the Bank had $5.3 million in public deposits, $2.6 million in certificates of deposits raised over the internet and $93.5 million in brokered time deposits. These sources of funds are generally considered to be less stable than deposits from the Bank’s local markets. However, management believes that the other non-alternative funding time deposits are relationship oriented. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity. The Bank’s aggregate wholesale funding as a percentage of total assets decreased to 34.85% in 2006 from 37.54% in 2005. The wholesale funding aggregate decrease is due primarily to the discontinued renewal and issuance of certificates of deposit raised over the internet, whose outstanding balance decreased from $13.8 million in 2005 to $2.6 million in 2006.

Management anticipates that the Bank will utilize non-local market funding sources such as wholesale NOW accounts, CDARS (Certificate of Deposit Account Registry Service) a deposit placement network (an innovation that allows banks to offer up to $30 million of FDIC insurance per depositor by networking with other banks within the CDARS system), FHLB advances and brokered certificates of deposits as a less costly diversified funding source to complement the Bank’s local market deposits. Deposits, loan repayments, mortgage-backed securities prepayments, bond maturities, FHLB advances and current earnings will be employed to provide liquidity, generate loans, purchase securities, procure fixed assets and meet other operating needs incurred in normal banking activities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6, following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2006.

CAPITAL RESOURCES

At December 31, 2006 and 2005, the Company’s shareholders’ equity totaled $28.3 million and $23.1 million, respectively. The Company’s equity to asset ratio on those dates was 6.7% and 6.2%, respectively, reflecting the Company’s aggressive growth. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1 - DESCRIPTION OF BUSINESS — SUPERVISION AND REGULATION.” Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank.

All capital ratios place the Bank in excess of minimum requirements to be classified as “well capitalized’ by regulatory measures. The Bank’s leverage ratio was 9.04% at December 31, 2006.

Note P to the accompanying consolidated financial statements presents an analysis of the Bank’s regulatory capital position as of December 31, 2006 and 2005. Management anticipates that the Bank will remain “well-capitalized” for regulatory purposes throughout 2007.

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

Based on the results of the income simulation model, as of December 31, 2006, the Bank would expect an increase in net interest income of $107 thousand if interest rates increase from current rates by an instantaneous 100 basis points and a decrease in net interest income of $201 thousand if interest rates decrease from current rates by an instantaneous 100 basis points.

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

Table 7, following this discussion, “Interest Rate Sensitivity Analysis”, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and are placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

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

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Bank has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans. The Bank also originates 1-4 family mortgages that are typically sold into the secondary market, servicing released.

Table 8, “Loan Portfolio Composition”, following this discussion, provides an analysis of the Bank’s loan portfolio composition by type of loan as of the end of each of the last five years.

Table 9, “Loan Maturities”, following this discussion, presents, at December 31, 2006, (i) the aggregate maturities or re-pricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates.

Commercial and Industrial Loans. Commercial business lending is a primary focus of the Bank’s lending activities. At December 31, 2006, the Bank’s commercial and industrial loan portfolio equaled $39.0 million, or 12.2% of total loans, as compared with $38.9 million, or 13.9% of total loans, at December 31, 2005. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

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

Residential 1- 4 family loans are classified into two categories: conforming loans, that are originated under the underwriting guidelines established by FNMA or FHLMC and held for sale and nonconforming loans that are originated and retained in the Bank’s loan portfolio. The terms “conforming” and “nonconforming” do not refer to credit quality, but rather to whether the loan is underwritten so that it can be sold in the secondary market. At December 31, 2006, loans held for sale amounted to $2.0 million while nonconforming loans held in the Bank’s permanent portfolio amounted to $37.2 million. The Bank’s permanent residential mortgage loans are generally secured by properties located within the Bank’s market area. Most of the one to four family residential mortgage loans that the Bank makes are conforming loans and are sold within 30 days of closing to a correspondent bank. The Bank originated 215 loans in the amount of $31.6 million for sale in the secondary market during 2006. The Bank receives a fee for each loan originated, with fees aggregating $632 thousand for the year ended December 31, 2006 and $1.1 million for the year ended December 31, 2005. The Bank anticipates that it will continue to be an active originator of residential loans. Nonconforming residential mortgage loans that are retained in the Bank’s loan portfolio generally have rate terms of five years or less, with amortizations up to 20 years.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans amounted to $124.4 million at December 31, 2006. These loans are secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guarantee of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate usually involve a greater degree of risk than 1-4 family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

The Bank originates 1- 4 family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Bank also makes commercial real estate construction loans, generally for owner-occupied properties. The Bank further endeavors to limit its construction lending risk through adherence to established underwriting procedures. The Bank generally requires documentation for all draw requests and utilizes loan officers to inspect the project prior to honoring draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

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

Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review analysis.

Responsibility for loan production rests with the Senior Commercial Lending Officer in each market. The responsibility for loan underwriting, loan processing and approval is with the Chief Credit Officer. The Board of Directors of the Bank reviews the President’s lending authority annually. The Board, in turn delegates loan authority to the Chief Credit Officer and other loan officers of the Bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authority as determined by the Board of Directors or the President.

The President, Chief Credit Officer, and the Chief Operating Officer each have the authority to approve loans up to $400 thousand. The President in conjunction with the Chief Credit Officer have the combined authority to approve loans up to $1 million. The Chief Operating Officer in conjunction with the Chief Credit Officer have the combined authority to approve loans up to $1 million. The President, Chief Credit Officer and Chief Operating Officer have the combined authority to approve loans up to $2.0 million which is the maximum staff, in-house lending limit set by the Board of Directors. The Board’s Loan Committee approves all loans in excess of the staff’s in-house lending limit. The Committee consists of the President, the Chairman and Vice Chairman of the Bank’s Board and four outside directors as appointed by the Board of the Bank

Additionally, all loans of $50 thousand or greater and all loans with relationship exposure of $200,000 or above are reviewed by the Management Loan Committee comprised of the President, Chief Credit Officer, and the Senior Commercial Loan Officers for Burlington, Graham and Greensboro. The Bank’s Loan Committee approves all loans with total exposure of $1.0 million or greater. The Bank’s legal lending limit was $6.3 million at December 31, 2006. The Bank seldom makes loans approaching its legal lending limit.

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

The Bank’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and are considered in the determination of the allowance for loan losses.

NONPERFORMING ASSETS

Table 10, “Nonperforming Assets”, following this discussion, sets forth, for the last five years, information with respect to the Bank’s nonperforming assets.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when management has serious concerns about the collectibility of principal or interest. Generally, the Bank’s policy is to place a loan on non-accrual status when the loan becomes 90 days past due. Loans are also placed on non-accrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rate when management anticipates that no loss of original principal will occur. Potential problem loans are defined as loans currently performing that are not included in non-accrual or restructured loans, but are loans that management has concerns as to the borrower’s ability to comply with present repayment terms. These loans could deteriorate to non-accrual, past due or restructured loans status. Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses. At December 31, 2006, the Bank identified $794 thousand in non-accrual loans. Management anticipates that the vast majority of the non-accruing loans at December 31, 2006 will be paid out or returned to accrual status. At December 31, 2005, the Bank identified $237 thousand in non-accrual loans.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2006, there were $2.3 million assets classified as real estate owned. $2.0 million of the real estate owned is related to a single borrower with a 70% guarantee issued by the USDA (United States Department of Agriculture) on $1.4 million of the $2.0 million balance. At December 31, 2005, there were $2.8 million assets classified as real estate owned.

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

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 2005 and December 31, 2006, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 13.8% to 11.8%; commercial mortgage loans – 35.7% to 39.4%; construction loans – 23.9% to 22.6%; commercial and industrial loans – 13.9% to 12.3%; loans to individuals – 1.7% to 2.7%; and home equity lines of credit – 10.7% to 10.5%. For the past five fiscal years through 2006, the Bank’s loan loss experience has been similar to that of other peer banks in North Carolina, with net loan charge-offs in each year of ranging from 0.06% to 0.34% of average loans outstanding. Charge offs are typically recognized when it is the opinion of management that all or a portion of an outstanding loan becomes uncollectible. Loan repayment may be realized through a contractual agreement, or through liquidation of assets pledged as collateral. Net charge-offs totaled $148,000 or 0.06% of outstanding loans for 2005 and $262,000 or 0.09% of outstanding loans for 2006. The Bank’s allowance for loan losses at December 31, 2006 of $4.2 million represents 1.35% of total loans outstanding, net of loans held for sale. The Bank’s allowance for loan losses at December 31, 2005 was $4.1 or 1.46% of outstanding loans, net of loans held for sale. The allowance for loan losses as a percentage of loans outstanding decreased in 2006 compared to 2005 due to a increase in charged off loans during 2006 and an decrease to the loan loss provision.

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

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, substantially all of which are available for sale, consists primarily of U.S. government agency securities, mortgage-backed securities and securities issued by local governments . Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify most investment securities as available for sale. Table 13, “Securities Portfolio Composition”, following this discussion, summarizes investment securities by type at December 31, 2006, 2005 and 2004.

Table 14, “Securities Portfolio Composition”, following this discussion, summarizes the amortized costs, fair values and weighted average yields of the Bank’s investment securities at December 31, 2006, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2006, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

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

Table 15, “Average Deposits”, following this discussion, sets forth for the for the years ended December 31, 2006, 2005 and 2004 the average balances outstanding and average interest rates for each major category of deposits.

Table 16, “Maturities of Time Deposits of $100,000 or More”, which follows this discussion, presents maturities of certificates of deposit with balances of $100,000 or more at December 31, 2006.

Borrowings. As additional sources of funding, the Bank uses advances from the FHLB under a line of credit equal to 30% of the Bank’s total assets, subject to qualifying collateral. The available aggregate line of credit was $54.8 million at December 31, 2006. Outstanding advances at December 31, 2006 totaled $43.0 million, and included: $25.0 million of daily rate credit advances at a weighted average rate at December 31, 2006 of 5.50%; $4.0 million maturing in 2010, bearing interest at a weighted average rate of 5.79%; $4.0 million maturing in 2012, bearing interest at 3.56%; and $10 million maturing in 2013 bearing interest at 2.91%. Pursuant to collateral agreements with the FHLB, at December 31, 2006, advances are secured by loans with a carrying amount of $102.5 million, which approximates market value. Advances outstanding at December 31, 2005 totaled $36.0 million.

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

Trading Volume. The trading volume in the Company’s common stock on the OTC Bulletin Board has been comparable to other similarly sized banks and companies trading on the OTC Bulletin Board. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq Capital Market, the Nasdaq Global & Global Select Market System, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. The market in the Company’s common stock may be limited in scope relative to other companies. The Company cannot guarantee that a more active and liquid trading market for the Company’s common stock will develop in the future.

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

MidCarolina Financial Corporation

Table 2

Average Balances and Net Interest Income (1)

($ in thousands)

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-earning assets:
Loans, net	$301,405	$23,429	7.77%	$252,914	$16,915	6.69%	$204,121	$10,840	5.31%
Investment securities	67,590	3,215	4.76%	46,681	1,991	4.27%	28,018	1,180	4.21%
Interest-earning cash deposits	8,017	304	3.79%	8,248	206	2.50%	7,664	74	0.97%
Other	2,156	113	5.24%	2,092	96	4.59%	2,189	80	3.65%

Total interest-earning assets	379,168	27,061	7.14%	309,935	19,208	6.20%	241,992	12,174	5.03%

Other assets	18,346			19,460			11,360

Total assets	$397,514			$329,395			$253,352

Interest-bearing liabilities:
Deposits:
Demand deposits	64,189	1,983	3.09%	55,152	1,070	1.94%	50,781	614	1.21%
Savings deposits	6,449	65	1.01%	7,028	49	0.70%	6,549	32	0.49%
Fixed maturity deposits	226,927	10,125	4.46%	175,110	5,516	3.15%	108,160	2,152	1.99%
Short term borrowed funds	14,044	711	5.06%	8,622	316	3.67%	23,090	311	1.35%
Long term borrowed funds	26,674	1,357	5.09%	34,500	1,376	3.99%	26,500	1,274	4.81%

Total interest-bearing liabilities	338,283	14,241	4.21%	280,412	8,327	2.97%	215,080	4,383	2.04%

Noninterest-bearing deposits	32,159			27,440			21,600
Other liabilities	2,522			1,800			1,188
Stockholders' equity	24,550			19,743			15,484

Total liabilities and stockholders' equity	$397,514			$329,395			$253,352

Net interest income and interest rate spread		$12,820	2.93%		$10,881	3.23%		$7,791	2.99%

Net yield on average interest-earning assets			3.38%			3.51%			3.22%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.09%			110.53%			112.51%

(1)	includes nonaccrual and nonperforming loans, the impact of which is not significant. Tax exempt income is not computed on a tax equivalent basis.

MidCarolina Financial Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2006 vs. 2005			Year Ended December 31, 2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$3,506	$3,008	$6,514	$2,927	$3,148	$6,075
Investment securities	943	281	1,224	791	20	811
Interest-earning cash deposits	(7)	105	98	10	122	132
Other	3	14	17	(4)	20	16

Total interest income	4,445	3,408	7,853	3,724	3,310	7,034

Interest expense:
Deposits
Demand deposits	227	686	913	69	387	456
Savings deposits	(5)	21	16	3	14	17
Fixed maturity deposits	1,972	2,637	4,609	1,721	1,643	3,364
Short term borrowed funds	237	158	395	(363)	368	5
Long term borrowed funds	(355)	336	(19)	352	(250)	102

Total interest expense	2,076	3,838	5,914	1,782	2,162	3,944

Net interest income increase (decrease)	$2,369	$(430)	$1,939	$1,942	$1,148	$3,090

MidCarolina Financial Corporation

Table 4

Noninterest Income

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Service charges on deposit accounts	$944	$1,009	$1,087
Mortgage operations	632	1,086	2,325
Investment brokerage fees	229	200	235
Increase in cash surrender value of life insurance	267	254	234

Core noninterest income	2,072	2,549	3,881

Securities gains (losses), net	(217)	(74)	70
Other noninterest income	449	208	190

Total noninterest income	$2,304	$2,683	$4,141

MidCarolina Financial Corporation

Table 5

Noninterest Expenses

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Salaries	$3,780	$3,739	$3,926
Employee benefits	1,356	1,084	1,001

Total salaries and benefits	5,136	4,823	4,927

Occupancy expense	397	368	282
Equipment expense	449	457	448
Data processing	675	567	468
Office supplies and postage	352	268	285
Deposit and other insurance	208	205	149
Professional and other services	407	572	444
Advertising	346	294	180
Other	1,107	992	827

Total noninterest expenses	$9,077	$8,546	$8,010

MidCarolina Financial Corporation

Table 6

Contractual Obligations and Commitments

($ in thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$25,000	$25,000	$—	$—	$—
Long-term debt	26,764	—	—	18,000	8,764
Operating leases	336	131	187	18	—

Total contractual cash obligations excluding deposits	52,100	25,131	187	18,018	8,764

Time deposits	227,274	159,126	68,148	—	—

Total contractual cash obligations	$279,374	$184,257	$68,335	$18,018	$8,764

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments (1)	$78,455	$46,213	$5,090	$—	$27,152

Commitments to sell loans held for sale	$2,016	$2,016	$—	$—	$—

(1)	includes financial standby letters of credit, net

MidCarolina Financial Corporation

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2006
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans and loans held for sale	$170,380	$12,798	$183,178	$132,410	$315,588
Securities available for sale	2,061	8,164	10,225	63,570	73,795
Other earning assets	10,942	—	10,942	2,676	13,618

Total interest-earning assets	$183,383	$20,962	$204,345	$198,656	$403,001

Interest-bearing liabilities
Fixed maturity deposits	$70,199	152,770	222,969	$4,305	$227,274
All other deposits	77,339	—	77,339	—	77,339
Borrowings	25,000	—	25,000	26,764	51,764

	$172,538	$152,770	$325,308	$31,069	$356,377

Interest sensitivity gap	$10,845	$(131,808)	$(120,963)	$167,587	$46,624
Cumulative interest sensitivity gap	10,845	(120,963)	(120,963)	46,624	46,624
Cumulative interest sensitivity gap as a percent of total interest-earning assets	2.69%	-30.02%	-30.02%	11.57%	11.57%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	106.29%	62.82%	62.82%	113.08%	113.08%

MidCarolina Financial Corporation

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real Estate:
Construction loans	$71,348	22.61%	$67,170	23.92%	$27,715	12.41%	$14,276	7.76%	$13,940	9.86%
Commercial mortgage loans	124,385	39.41%	100,292	35.71%	88,220	39.51%	71,113	38.66%	43,879	31.05%
Home equity lines of credit	33,090	10.49%	30,072	10.71%	34,715	15.55%	29,221	15.89%	23,484	16.62%
Residential mortgage loans	37,163	11.78%	38,656	13.76%	28,630	12.82%	27,010	14.69%	16,528	11.70%
Residential mortgage loans held for sale	2,016	0.63%	893	0.32%	5,657	2.53%	4,981	2.71%	6,541	4.63%

Total real estate loans	268,002	84.92%	237,083	84.42%	184,937	82.82%	146,601	79.71%	104,372	73.86%
Commercial and industrial loans	38,965	12.35%	38,929	13.86%	30,464	13.64%	30,893	16.80%	27,501	19.46%
Loans to individuals for household, family and other personal expenditures	8,625	2.73%	4,836	1.72%	7,911	3.54%	6,431	3.50%	9,439	6.68%

Loans, gross	315,592	100.00%	280,848	100.00%	223,312	100.00%	183,925	100.00%	141,312	100.00%

Less net deferred loan origination (fees) costs	(4)		7		28		(31)		(105)

Total loans	$315,588		$280,855		$223,340		$183,894		$141,207

MidCarolina Financial Corporation

Table 9

Loan Maturities

(In thousands)

	At December 31, 2006
	Due within one year		Due after one year but within five		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
By loan type:
Commercial and industrial and commerical mortgage	$37,563	8.43%	$118,571	7.39%	$7,216	7.48%	$163,350	7.13%
Real estate - construction	57,605	8.60%	12,489	8.24%	1,254	8.96%	71,348	8.54%

Total	$95,168	8.53%	$131,060	7.47%	$8,470	7.70%	$234,698	7.56%

By interest rate type:
Fixed rate loans	$17,167		$92,687		$5,574		$115,428
Variable rate loans	78,001		38,373		2,896		119,270

	$95,168		$131,060		$8,470		$234,698

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

MidCarolina Financial Corporation

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$794	$237	$254	$589	$80
Restructured loans	—	—	—	—	—

Total nonperforming loans	794	237	254	589	80

Repossessed Assets	—	19	—	22	11
Other real estate owned	2,337	2,803	2,031	—	—

Total nonperforming assets	$3,131	$3,059	$2,285	$611	$91

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	4,222	4,090	2,865	2,522	2,088
Nonperforming loans to year end loans	0.25%	0.08%	0.11%	0.32%	0.06%
Allowance for loan losses to year end loans	1.35%	1.46%	1.32%	1.41%	1.48%
Nonperforming assets to loans and other real estate	0.99%	1.08%	1.01%	0.33%	0.06%
Nonperforming assets to total assets	0.74%	0.83%	0.80%	0.29%	0.05%
Allowance for loan losses to nonperforming loans	531.74%	1725.74%	1127.95%	428.18%	2610.00%

MidCarolina Financial Corporation

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2006		2005		2004		2003		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans:
Construction loans	$954	22.61%	$978	23.92%	$356	12.41%	$196	7.76%	$206	9.86%
Commercial mortgage loans	1,664	39.41%	1,461	35.71%	1,132	39.51%	975	38.66%	807	38.66%
Home equity lines of credit	443	10.49%	438	10.71%	445	15.55%	401	15.89%	332	15.89%
Residential mortgage loans	497	11.78%	563	13.76%	347	12.45%	370	14.69%	307	14.69%
Residential mortgage loans held for sale	27	0.63%	—	0.32%	—	2.90%	—	2.71%	—	2.71%

Total real estate loans	3,585	84.92%	3,440	84.42%	2,280	82.82%	1,942	79.71%	1,652	79.71%
Commercial and industrial loans	521	12.35%	580	13.86%	489	13.64%	522	16.80%	504	16.80%
Loans to individuals	115	2.73%	70	1.72%	101	3.54%	88	3.50%	73	3.50%

	$4,222	100.00%	$4,090	100.00%	$2,865	100.00%	$2,522	100.00%	$2,088	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

MidCarolina Financial Corporation

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Loans outstanding at the end of the year	$313,572	$279,962	$217,683	$178,913	$141,207

Average loans outstanding during the year	$301,405	$252,914	$204,121	$160,041	$118,702

Allowance for loan losses at beginning of year	$4,090	$2,865	$2,522	$2,088	$1,633
Provision for loan losses	394	1,373	1,030	586	573

	4,484	4,238	3,552	2,674	2,206

Loans charged off:
Real estate loans	(214)	-	(5)	(3)	-
Commercial and industrial loans	(87)	(137)	(693)	(73)	(60)
Installment loans	(17)	(44)	(56)	(126)	(67)

Total charge-offs	(318)	(181)	(754)	(202)	(127)

Recoveries of loans previously charged off:
Real estate loans	2	—	—	—	—
Commercial and industrial loans	46	26	14	41	3
Installment loans	8	7	53	9	6

Total recoveries	56	33	67	50	9

Net charge-offs	(262)	(148)	(687)	(152)	(118)

Allowance for loan losses at end of year	$4,222	$4,090	$2,865	$2,522	$2,088

Ratios:
Net charge-offs as a percent of average loans	0.09%	0.06%	0.34%	0.09%	0.10%
Allowance for loan losses as a percent of loans at end of year	1.35%	1.46%	1.32%	1.41%	1.48%

MidCarolina Financial Corporation

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2006	2005	2004
Securities available for sale:
U. S. Government agencies	$20,113	$15,690	$2,484
Mortgage-backed securities	25,308	22,847	25,900
State and municipal governments	28,219	19,712	7,404
Other	155	124	124

Total securities available for sale	73,795	58,373	35,912

Securities held to maturity:
Other	—	250	250

Total securities	$73,795	$58,623	$36,162

MidCarolina Financial Corporation

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield
Securities available for sale:
U. S. Government agencies
Due after one but within five years	$5,549	$5,537	5.53%
Due after five but within ten years	12,715	12,609	5.36%
Due after ten years	1,981	1,967	5.67%

	20,245	20,113	5.44%

Mortgage-backed securities
Due within one year	1,359	1,314	4.68%
Due after one but within five years	15,420	15,117	4.91%
Due after five but within ten years	6,489	6,333	4.68%
Due after ten years	2,623	2,544	4.66%

	25,891	25,308	4.82%

State and municipal securities
Due after five but within ten years	10,095	10,094	4.33%
Due after ten years	18,182	18,125	4.29%

	28,277	28,219	4.30%

Other
Due after ten years	155	155	0.00%

	155	155	0.00%

Total securities available for sale
Due within one year	1,359	1,314	4.68%
Due after one but within five years	20,969	20,654	5.08%
Due after five but within ten years	29,299	29,036	4.85%
Due after ten years	22,941	22,791	4.42%

	$74,568	$73,795	4.78%

MidCarolina Financial Corporation

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2006		2005		2004
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	64,189	3.09%	$55,152	1.94%	$50,781	1.21%
Savings deposits	6,449	1.01%	7,028	0.70%	6,549	0.49%
Fixed maturity deposits	226,927	4.46%	175,110	3.15%	108,160	1.99%

Total interest-bearing deposits	297,565	4.09%	237,290	2.80%	165,490	1.69%

Noninterest-bearing deposits	32,159	—	27,440	—	21,600	—

Total deposits	$329,724	3.69%	$264,730	2.51%	$187,090	1.50%

MidCarolina Financial Corporation

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2006
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$51,187	$37,638	$70,305	$2,018	$161,148

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s Asset/Liability Management function.

See the section entitled Asset/Liability Management for a more detailed discussion of market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUARTERLY FINANCIAL INFORMATION

The table below sets forth for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.

MidCarolina Financial Corporation

Quarterly Financial Data

($ In thousands, except per share data)

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Operating Data:
Total interest income	$7,162	$7,069	$6,732	$6,098	$5,732	$5,149	$4,492	$3,835
Total interest expense	3,976	3,812	3,496	2,957	2,665	2,267	1,891	1,504

Net interest income	3,186	3,257	3,236	3,141	3,067	2,882	2,601	2,331
Provision for loan losses	—	35	127	232	310	425	367	271

Net interest income after provision	3,186	3,222	3,109	2,909	2,757	2,457	2,234	2,060
Noninterest income	613	610	587	494	527	603	764	789
Noninterest expense	2,337	2,263	2,342	2,135	2,163	2,130	2,162	2,091

Income before income taxes	1,462	1,569	1,354	1,268	1,121	930	836	758
Provision for income taxes	417	460	426	454	416	322	281	258

Net income	1,045	1,109	928	814	705	608	555	500
Dividends on preferred stock	105	103	105	104	51	53	—	—

Net income available to common shareholders	940	1,006	823	710	654	555	555	500

NET INCOME PER COMMON SHARE
Basic	0.20	0.24	0.20	0.16	0.15	0.13	0.13	0.12
Diluted	0.19	0.21	0.18	0.15	0.13	0.12	0.12	0.11

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

MIDCAROLINA FINANCIAL CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MidCarolina Financial Corporation and Subsidiary

Burlington, North Carolina

We have audited the accompanying consolidated statements of financial condition of MidCarolina Financial Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidCarolina Financial Corporation and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 19, 2007

CONSOLID ATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2006 and 2005

	2006	2005
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$1,496	$1,062
Federal funds sold and interest-earning deposits	10,942	12,036
Investment securities:
Available for sale	73,795	58,373
Held to maturity (fair value approximates $250)	—	250
Loans held for sale	2,016	893
Loans	313,572	279,962
Allowance for loan losses	(4,222)	(4,090)

Net loans	309,350	275,872
Investment in stock of Federal Home Loan Bank of Atlanta	2,676	2,189
Investment in life insurance	7,304	7,037
Premises and equipment, net	6,624	6,115
Other assets	6,647	6,613

Total assets	$420,850	$370,440

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$34,662	$31,544
Interest-bearing demand deposits	71,447	63,738
Savings	5,892	6,848
Time	227,274	198,132

Total deposits	339,275	300,262

Short-term borrowings	25,000	10,000
Long-term debt	26,764	34,764
Accrued expenses and other liabilities	1,552	2,321

Total liabilities	392,591	347,347

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2006 and 2005	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 3,619,786 and 3,131,380 shares issued and outstanding at December 31, 2006 and 2005, respectively	13,007	11,392
Retained earnings	10,908	7,429
Accumulated other comprehensive loss	(475)	(547)

Total shareholders’ equity	28,259	23,093

Total liabilities and shareholders’ equity	$420,850	$370,440

See accompanying notes to consolidated financial statements.

CONS OLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands, except per share data)
Interest Income
Loans	$23,429	$16,915	$10,840
Investment securities:
Taxable	2,249	1,525	895
Tax-exempt	966	466	285
Federal funds sold and interest-earning deposits	304	206	74
Other	113	96	80

Total interest income	27,061	19,208	12,174

Interest Expense
Demand deposits	1,983	1,070	614
Savings deposits	65	49	32
Time deposits	10,125	5,516	2,152
Short-term borrowings	711	316	311
Long-term debt	1,357	1,376	1,274

Total interest expense	14,241	8,327	4,383

Net Interest Income	12,820	10,881	7,791
Provision for loan losses	394	1,373	1,030

Net interest income after provision for loan losses	12,426	9,508	6,761

Noninterest Income
Service charges on deposit accounts	944	1,009	1,087
Mortgage operations	632	1,086	2,325
Investment services	229	200	235
Increase in cash surrender value of life insurance	267	254	234
Gain (loss) on sale of investment securities	(217)	(74)	70
Other	449	208	190

Total noninterest income	2,304	2,683	4,141

Noninterest Expense
Salaries and employee benefits	5,136	4,823	4,927
Occupancy and equipment	846	825	730
Data processing	675	567	468
Office supplies and postage	352	268	285
Deposit and other insurance	208	205	149
Professional and other services	407	572	444
Advertising	346	294	180
Other	1,107	992	827

Total noninterest expense	9,077	8,546	8,010

Income before income taxes	5,653	3,645	2,892
Provision for income taxes	1,757	1,277	950

Net income	3,896	2,368	1,942
Dividends on preferred stock	(417)	(104)	—

Net income available to common shareholders	$3,479	$2,264	1,942

Net Income Per Common Share:
Basic	$.80	$.53	$.45

Diluted	$.73	$.48	$.42

See accompanying notes to consolidated financial statements.

CO NSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
Net income	$3,896	$2,368	$1,942

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	21	(905)	(208)
Tax effect	(8)	353	76
Reclassification of (gains) losses recognized in net income	217	74	(70)
Tax effect	(84)	(28)	25

Net of tax amount	146	(506)	(177)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(12)	95	90
Tax effect	4	(37)	(33)
Reclassification of gains recognized in net income	(108)	—	—
Tax effect	42	—	—

Net of tax amount	(74)	58	57

Total other comprehensive loss	72	(448)	(120)

Comprehensive income	$3,968	$1,920	$1,822

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

	Preferred stock		Common stock		Retained earnings	Accumulated other com- prehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2003	—	$—	2,065,006	$11,161	$3,229	$21	$14,411
Net income	—	—	—	—	1,942	—	1,942
Other comprehensive loss	—	—	—	—	—	(120)	(120)
Stock options exercised	—	—	19,336	110	—	—	110
Current income tax benefit	—	—	—	80	—	—	80
Stock awards	—	—	50	1	—	—	1

Balance at December 31, 2004	—	—	2,084,392	11,352	5,171	(99)	16,424
Preferred stock issue, net	5,000	4,819	—	—	—	—	4,819
Net income	—	—	—	—	2,368	—	2,368
Other comprehensive loss	—	—	—	—	—	(448)	(448)
Effect of 6-for-5 stock split	—	—	416,492	—	(6)	—	(6)
Effect of 5-for-4 stock split	—	—	624,871	(7)	—	—	(7)
Preferred dividends paid	—	—	—	—	(104)	—	(104)
Stock options exercised	—	—	5,625	21	—	—	21
Current income tax benefit	—	—	—	26	—	—	26

Balance at December 31, 2005	5,000	4,819	3,131,380	11,392	7,429	(547)	23,093
Net income	—	—	—	—	3,896	—	3,896
Other comprehensive loss	—	—	—	—	—	72	72
Effect of 11-for-10 stock split	—	—	312,719	(7)	—	—	(7)
Preferred dividends paid	—	—	—	—	(417)	—	(417)
Stock options exercised	—	—	175,687	1,072	—	—	1,072
Current income tax benefit	—	—	—	550	—	—	550

Balance at December 31, 2006	5,000	$4,819	3,619,786	$13,007	$10,908	$(475)	$28,259

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
Operating Activities
Net income	$3,896	$2,368	$1,942
Depreciation and amortization	496	470	565
Provision for loan losses	394	1,373	1,030
Deferred income tax benefit _____	(233)	(478)	(109)
(Gain) loss on sale of investment securities available for sale	217	74	(70)
(Gain) loss on disposal of foreclosed assets	—	—	(5)
Gain on sale of derivative contract	(108)	—	—
Gain on sale of loans	(632)	(1,086)	(2,325)
Origination of loans held for sale	(31,582)	(57,615)	(118,411)
Proceeds from sales of loans held for sale	31,091	63,465	120,060
Increase in cash surrender value life insurance	(267)	(254)	(234)
Changes in assets and liabilities:
(Increase) decrease in other assets	(400)	52	(619)
(Increase) decrease in other real estate	—	—	—
Increase (decrease) in accrued expenses and other liabilities	(701)	817	508

Net cash provided by operating activities	2,171	9,186	2,332

Investing Activities
Purchases of investment securities available for sale	(47,857)	(48,187)	(53,181)
Maturities and calls of investment securities available for sale	6,445	5,912	5,321
Maturities and calls of investment security held to maturity	250	—	—
Sales of investment securities available for sale	25,947	18,800	19,280
Net increase in loans from originations and principal repayments	(35,341)	(62,427)	(41,488)
(Purchase) redemption of FHLB stock	(487)	103	(467)
Purchases of premises and equipment	(934)	(2,331)	(253)
Acquisition of real estate	—	(1,124)	—
Proceeds from sale of foreclosed assets	1,935	353	5

Net cash used by investing activities	(50,042)	(88,901)	(70,783)

Financing Activities
Net increase in deposits	39,013	83,471	64,809
Net increase (decrease) in short-term borrowings	15,000	(5,500)	(3,000)
Proceeds from (repayment of) long-term debt	(8,000)	—	8,000
Issuance of non-cumulative perpetual preferred stock	—	4,819	—
Non-cumulative perpetual preferred stock dividends paid	(417)	(104)	—
Purchase of fractional shares	(7)	(13)	—
Proceeds from stock options exercised	1,072	21	110
Tax benefit from exercise of stock options	550	26	80

Net cash provided by financing activities	47,211	82,720	69,999

Net increase (decrease) in cash and cash equivalents	(660)	3,005	1,548
Cash and cash equivalents, beginning of year	13,098	10,093	8,545

Cash and cash equivalents, end of year	$12,438	$13,098	$10,093

Supplemental Cash Flow Disclosure
Interest paid on deposits and borrowed funds	$14,445	$7,742	$4,468
Income taxes paid	1,757	1,467	1,114
Summary of Noncash Investing and Financing Activities
Unrealized loss on investment securities available for sale, net of tax effect	146	(506)	(177)
Unrealized gain on cash flow hedging activities, net of tax	—	58	57
Deconsolidation of grantor trusts	—	—	264

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note A—Organization and Operations

In April 2002, the shareholders of MidCarolina Bank (the “Bank”) approved an Agreement and Plan of Reorganization pursuant to which the Bank became a wholly owned banking subsidiary of MidCarolina Financial Corporation (the “Company”), a North Carolina corporation formed as a holding company for the Bank. At the closing of the holding company reorganization, one share of the Company’s no par value common stock was exchanged for each of the outstanding shares of the Bank’s common stock.

The Bank was incorporated and began operations on August 14, 1997. The Bank is engaged in general commercial banking primarily in Alamance and Guilford Counties, North Carolina, and operates under the banking laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation. The Bank undergoes periodic examinations by those regulatory authorities.

Note B—Summary of Significant Accounting Policies

The consolidated financial statements include the accounts and transactions of the Company, the Bank, and the Bank’s wholly owned subsidiary, MidCarolina Investment Corporation. The Company wholly owns the capital trusts used to issue trust preferred securities. The trusts are not consolidated as a part of these financial statements. All intercompany transactions and balances have been eliminated in consolidation.

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

Loans and Interest Income

Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The Company discontinues the recognition of interest income when, in the opinion of management, collection of such interest is doubtful. It is the general policy of the Company to discontinue the accrual of interest on loans, including loans impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, when principal or interest payments are contractually delinquent 90 days or more. Any unpaid amounts previously accrued on these loans are reversed from income, and thereafter interest is recognized only to the extent payments are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2006.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is composed of net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. As of and for the years presented, the components of other comprehensive income for the Company consisted of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio and unrealized gains and losses, net of taxes, for the Company’s cash flow hedging activity.

Accumulated other comprehensive income (loss) at December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
	(Amounts in thousands)

Unrealized holding losses - securities available for sale	$(773)	$(1,011)	$(179)
Deferred income taxes	298	390	64

Net unrealized holding losses - securities available for sale	(475)	(621)	(115)

Unrealized holding gains - cash flow hedging activities	—	120	25
Deferred income taxes	—	(46)	(9)

Net unrealized holding gains - cash flow hedging activities	—	74	16

Total other accumulated other comprehensive loss	$(475)	$(547)	$(99)

Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123r") which was issued by the FASB in December 2004. SFAS No. 123r revises SFAS No. 123 Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and its related interpretations. SFAS No. 123r requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123r also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123r also amends SFAS No. 95 Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

Since the Company’s stock options had vested prior to January 1, 2006, there was no impact on income from the adoption of SFAS 123R. Cash flows provided by financing activities from the exercise of stock options amounted to $550,000 for the year ended December 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$2,368	$1,942
Less preferred dividends	(104)	—

Net income available to common shareholders	2,264	1,942
Stock-based compensation
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(1,030)	(51)

Pro forma	$1,234	$1,890

Basic net income per share:
As reported	$.53	$.45
Pro forma	.32	.44

Diluted net income per share:
As reported	$.48	$.42
Pro forma	.27	.41

Net Income Per Share

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for all applicable declared stock splits effected in the form of stock dividends. Diluted net income per share reflect additional shares of common stock that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. At December 31, 2006, 2005 and 2004, there were no antidilutive options.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

	2006	2005	2004
Weighted average number of common shares used in computing basic net income per share	4,348,128	4,299,522	4,289,401

Effect of dilutive stock options	427,725	370,079	332,364

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,775,853	4,669,601	4,621,765

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

Recent Accounting Pronouncements

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This Statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company has evaluated this Statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires recognition on the balance sheet of a plan’s overfunded or underfunded status with an offset to comprehensive income. This statement also requires, with limited exceptions, that the funded status of the plan be determined as of the employer’s fiscal year end. The balance sheet recognition provisions of SFAS 158 are effective for entities with publicly traded equity securities for years ending after December 15, 2006 and for all other entities for years ending after June 15, 2007. The Company does not anticipate that this statement will have an impact on the Company’s financial position, results of operations and cash flows.

FIN 48 – In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

SAB 108 – In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statements misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over-methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of October 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 had no impact on our consolidated financial statements.

EITF 06-4 – The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The effects of this EITF have not yet been evaluated.

EITF 06-5 – The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has not yet evaluated the effects of this EITF.

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

Note C—Investment Securities

The following is a summary of investment securities by major classification at December 31, 2006 and 2005:

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$20,245	$45	$177	$20,113
Mortgage-backed securities	25,891	15	598	25,308
State and municipal	28,277	93	151	28,219
Other	155	—	—	155

Total	$74,568	$153	$926	$73,795

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$15,999	$7	$316	$15,690
Mortgage-backed securities	23,546	—	699	22,847
State and municipal	19,714	77	79	19,712
Other	124	—	—	124

Total	$59,383	$84	$1,094	$58,373

Securities held to maturity:
Other	$250	$—	$—	$250

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

2006 and 2005. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$8,918	$95	$4,559	$82	$13,477	$177
Mortgage-backed securities	5,293	50	18,529	548	23,822	598
State and municipal	16,243	151	—	—	16,243	151

Total temporarily impaired securities	$30,454	$296	$23,088	$630	$53,542	$926

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$11,518	$286	$970	$30	$12,488	$316
Mortgage-backed securities	11,864	326	10,963	373	22,827	699
State and municipal	8,032	79	—	—	8,032	79

Total temporarily impaired securities	$31,414	$691	$11,933	$403	$43,347	$1,094

The aggregate amortized cost and fair value of debt securities at December 31, 2006, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)
U.S. agency securities:
Due in 1 year through 5 years	$5,549	$5,537
Due after 5 years through 10 years	12,715	12,609
Due after 10 years	1,981	1,967
State and municipal securities:
Due after 5 years through 10 years	10,095	10,094
Due after 10 years	18,182	18,125
Other:
Due after 10 years	155	155
Mortgage-backed securities	25,891	25,308

Total	$74,568	$73,795

Proceeds from sales of investment securities available for sale amounted to $ 25.9 million, $18.8 million and $19.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Aggregate realized gains (losses) from the sales of investment securities available for sale amounted to $ (217 thousand), ($74 thousand) and $70 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Investment securities with amortized cost of $ 7.3 million and fair value of $ 7.2 million at December 31, 2006 were pledged to secure both financing from the FHLB and for public monies on deposit as required by law.

Note D—Loans

Following is a summary of loans at December 31, 2006 and 2005:

	2006	2005
	(Amounts in thousands)
Real estate:
Construction loans	$71,348	$67,170
Commercial mortgage loans	124,385	100,292
Home equity lines of credit	33,090	30,072
Residential mortgage loans	37,163	38,656

Total real estate loans	265,986	236,190
Commercial and industrial loans	38,965	38,929
Loans to individuals for household, family and other personal expenditures	8,625	4,836
Net deferred loan origination (fees) costs	(4)	7

Total loans	$313,572	$279,962

At December 31, 2006 and 2005, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $794,000 and $237,000, respectively. The corresponding valuation allowances were $ 153,000 and $79,000, respectively. For the years ended December 31, 2006 and 2005, the average recorded investment in impaired loans was approximately $1 million and $188,000, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

The Company’s lending is concentrated primarily in Alamance County, Guilford County and the surrounding communities in which it operates. The Company had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors and their affiliates (amounts in thousands):

Balance at December 31, 2005	$3,487
New loans	683
Principal repayments	(854)

Balance at December 31, 2006	$3,316

As a matter of policy, these loans and credit lines are approved by the Bank’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note E—Allowance for Loan Losses

An analysis of activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
	(Amounts in thousands)
Balance at beginning of year	$4,090	$2,865	$2,522
Provision for loan losses	394	1,373	1,030

Charge-offs	(318)	(181)	(754)
Recoveries	56	33	67

Net charge-offs	(262)	(148)	(687)

Balance at end of year	$4,222	$4,090	$2,865

Note F—Premises and Equipment

The following is a summary of premises and equipment:

	2006	2005
	(Amounts in thousands)
Land	$1,280	$1,081
Buildings and leasehold improvements	5,168	4,952
Furniture and equipment	2,563	2,045

	9,011	8,078
Less accumulated depreciation	(2,387)	(1,963)

Total	$6,624	$6,115

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $425,000, $355,000 and $360,000, respectively.

Note G—Time Deposits

Time deposits in denominations of $100,000 or more were $161.1 million and $137.9 million at December 31, 2006 and 2005, respectively. Interest expense on such deposits aggregated approximately $7.4 million and $3.7 million in 2006 and 2005, respectively. Time deposits in denominations of $100,000 or more, maturing subsequent to December 31, 2006 are as follows (amounts in thousands):

2007	$159,130
2008	1,917
2009	101

$161,148

Note H—Leases

As of December 31, 2006, the Company leases office space under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year Ending December 31,

2007	$131,000
2008	121,000
2009	66,000
2010	18,000

$336,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The leases contain options for renewals after the expiration of the current lease terms. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $127,000, $115,000 and $91,000, respectively.

Note I—Borrowings

Short-term borrowings

The Company has remaining credit availability totaling approximately $11.8 million from the FHLB, with $25.0 million outstanding with a daily rate of interest of 5.50% at December 31, 2006. This has been classified as short-term borrowings in the balance sheet. Borrowings must be adequately collateralized. At December 31, 2005, the outstanding short-term borrowings amounted to $10.0 million.

Long-term debt

The Company is a member of the FHLB. As a member, the Company is required to invest in the stock of the FHLB. The stock is carried at cost since it has no quoted fair value. All stock in the FHLB, together with various investment securities and a blanket lien of $102.5 million on qualifying loans, are pledged as collateral to secure any borrowings. At December 31, there were the following borrowings:

Maturity	Fixed Interest Rate	2006	2005
		(Amounts in thousands)
March 17, 2009	1.73%	$—	$8,000
March 17, 2010	5.92%	1,500	1,500
March 17, 2010	5.71%	2,500	2,500
September 4, 2012	3.56%	2,000	2,000
September 4, 2012	3.56%	2,000	2,000
March 10, 2013	2.91%	10,000	10,000

		$18,000	$26,000

At December 31, 2006 and 2005, the weighted average interest rates on the above advances were 3.69% and 3.09%, respectively. The above borrowings have been classified as long-term debt in the balance sheet.

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

A description of the Junior Subordinated debentures outstanding is as follows:

Issuing Entity	Date of Issuance	Interest Rate	Maturity Date	(Amounts in thousands) Principal Amount

				2006	2005
MidCarolina I	10/29/2002	Libor plus 3.45%	11/07/2032	$5,155	$5,155

MidCarolina Trust II	12/03/2003	Libor plus 2.90%	10/07/2033	3,609	3,609

				$8,764	$8,764

The Company is able to repay the debt five years after the issuance date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note J—Income Taxes

The significant components of the provision for income taxes are as follows for the years ended December 31:

	2006	2005	2004
	(Amounts in thousands)
Current tax provision:
Federal	$1,697	$1,421	$828
State	293	334	231

	1,953	1,755	1,059

Deferred tax provision:
Federal	(193)	(272)	(89)
State	(40)	(206)	(20)

	(233)	(478)	(109)

Net provision for income taxes	$1,757	$1,277	$950

A reconciliation of expected income taxes at the statutory federal income tax rate of 34% with the recorded provision for income taxes follows:

	2006	2005	2004
	(Amounts in thousands)
Income tax at statutory rate	$1,922	$1,240	$983

Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	167	84	139
Income from bank-owned life insurance	(91)	(98)	(91)
Nontaxable interest	272	(141)	(118)
Other	31	192	37

Provision for income taxes	$1,757	$1,277	$950

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) at December 31 were are follows:

	2006	2005
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$1,452	$1,397
Deferred compensation	623	481
Other	—	4
Other comprehensive income	298	343

Total deferred tax assets	2,373	2,225

Deferred tax liabilities relating to:
Property and equipment	(64)	(117)
Deferred loan fees	(141)	(128)
Other	—	—

Total deferred tax liabilities	(205)	(245)

Net recorded deferred tax asset	$2,168	$1,980

Note K—Savings Plan

The Company maintains a contributory savings plan under Section 401(k) of the Internal Revenue Code covering all employees who have completed three months of service and are at least eighteen years of age. Under the plan, employee contributions are matched by the Company in an amount equal to 100% of the first 6% of compensation contributed by the employee. Total savings plan expense for the years ended December 31, 2006, 2005 and 2004 was $203,000, $175,000 and $119,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note L—Stock Options

In 2004, the Board of Directors and shareholders of the Company approved the MidCarolina Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (“2004 Omnibus Plan”) for officers and key employees. Under the provisions of the 2004 Omnibus Plan, Rights (as defined in the 2004 Omnibus Plan) are awarded at the discretion of an administrative committee appointed by the Board of Directors at the fair value of the stock on the date of grant. The Board reserved 412,500 shares of authorized and unissued stock for grant.

During 1998, the Board of Directors and shareholders approved a non-qualified stock option plan for certain original Directors of the Bank, and 326,700 shares of authorized and unissued stock were reserved for award. At adoption, all options were granted at a split-adjusted exercise price of $3.44 per share, the split-adjusted fair value of the stock on the date of grant. Director options vested 100% on the date of grant. The options are granted for a ten-year term.

During 1998, the Board of Directors and shareholders approved an Incentive Stock Option Plan for officers and key employees. Under the provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Board of Directors at the fair value of the stock on the date of grant. The Board reserved 326,700 shares of authorized and unissued stock for grant. Options have a vesting schedule that provides that 20% of the options granted will be vested and exercisable on the date of grant and 20% will vest and become exercisable on each of the next four annual anniversary dates thereafter. The options are granted for a ten-year term. The two 1998 plans were adopted by the Company and its shareholders in the 2002 organization of the Company.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2006 reflecting the effects of stock dividends declared, including the 25% stock dividend declared in December 2006 and distributed in January 2007, the 10% stock dividend declared in May 2006 and distributed in June 2006, the 25% stock dividend distributed in November 2005, and the 20% stock dividend declared in 2004 and distributed in 2005:

	Number shares	Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
At December 31, 2005	842,066	4.99
Options granted	—	—
Options vested	—	—
Options exercised	(219,607)	4.99
Options forfeited	(5,804)	10.29

Outstanding at December 31, 2006	616,655	$4.94	3.61 years	$6.7 million

Exercisable at December 31, 2006	616,655	$4.94	3.61 years	$6.7 million

The estimated per share fair value of options granted together with the assumptions used in estimating these fair values, are displayed below:

	2006	2005
Estimated fair value of options granted	$—	$5.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the year ended December 31, 2006 and 2005.

Assumptions in estimating option values:

Risk-free rate	N/A	4.37%
Dividend yield	N/A	0%
Volatility	N/A	33.45%
Expected life	N/A	10.00 years

For the year ended December 31, 2006, the intrinsic value of options exercised was approximately $1.8 million.

Cash received from options exercised under all share-based payment arrangements for year ended December 31, 2006 was approximately $1.1 million. The actual tax benefit in shareholders equity realized for the tax deduction from option exercise in the share-based payment arrangements totaled $550 thousand for the year ended December 31, 2006.

Note M—Officers’ Deferred Compensation

In 2002, the Company implemented a non-qualifying deferred compensation plan for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to offset the cost of benefit payments. Benefits for each officer participating in the plan will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. Provisions of $370,000 in 2006, $361,000 in 2005 and $331,000 in 2004 were expensed for future benefits to be provided under this plan. The total liability under this plan was $1.6 million and $1.2 million at December 31, 2006 and 2005, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

Note N—Employment Agreement

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

Note O—Contingent Liabilities and Commitments

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, letters of credit and commitments to sell loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

A summary of the Company’s commitments and contingent liabilities at December 31, 2006 is as follows (amounts in thousands):

2006
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	$70,833
Commitments to sell loans held for sale	2,016
Financial standby letters of credit, net	7,622

Commitments to originate new loans or extend credit and letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Company’s credit policies and procedures for credit commitments are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not incurred any losses on its commitments in either 2006 and 2005.

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At December 31, 2006, the aggregate fair value of the commitments approximated the carrying value of the loans to be sold.

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

Note P—Shareholders’ Equity

Regulatory Matters

As a North Carolina banking corporation, the Bank may pay cash dividends to the Company only out of undivided profits as determined pursuant to North Carolina banking laws. However, regulatory authorities may limit payment of dividends when it is determined that such a limitation is in the public interest and is necessary to ensure a bank’s financial soundness.

The Bank is subject to the capital requirements of the FDIC. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well-capitalized," the FDIC requires ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total shareholders’ equity calculated in accordance with accounting principles generally accepted in the United States of America less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 4% and a ratio of 5% to be "well-capitalized."

As of December 31, 2006 and 2005, the Bank’s capital ratios exceeded levels deemed "well-capitalized" under the regulatory framework for prompt corrective action. There are no events or conditions since the notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

	For the Bank		Minimum Requirements
	Capital Amount	Capital Ratio	For Capital Adequacy	To Be Well Capitalized
	(Dollars in thousands)
As of December 31, 2006
Tier I capital (to risk-weighted assets)	$37,059	10.30%	4.00%	6.00%
Total capital—Tier II capital (to risk-weighted assets)	41,281	11.48%	8.00%	10.00%
Leverage—Tier I capital (to average assets)	37,059	9.04%	4.00%	5.00%

As of December 31, 2005
Tier I capital (to risk-weighted assets)	$32,146	10.08%	4.00%	6.00%
Total capital—Tier II capital (to risk-weighted assets)	36,142	11.33%	8.00%	10.00%
Leverage—Tier I capital (to average assets)	32,146	8.81%	4.00%	5.00%

The Company is also subject to these capital requirements except for the prompt corrective action requirements of the FDIC. At December 31, 2006, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.28%, 10.12% and 8.73%, respectively. At December 31, 2005, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.34%, 9.90% and 8.64%, respectively.

Note Q—Derivatives

The following table sets forth certain information concerning the Company’s interest rate swap at December 31:

Type	2005
(Amounts in thousands)
Notional amount	$5,000
Receive rate	4.34%
Pay rate	3.45%
Fair value	$120

The $5.0 million notional amount of derivatives used in interest rate risk management was used to hedge LIBOR-based subordinated debt securities. The Company does not utilize derivatives for trading purposes.

Although off-balance sheet derivative financial instruments do not expose the Company to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. On August 14, 2006, the Company determined that the derivatives did not meet the hedge accounting qualifications and hedge accounting was immediately discontinued and the derivative was sold. The impact of the transaction was immaterial to the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note R—Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires a company to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005, respectively.

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

Investment Securities

Fair value for investment securities, excluding FHLB stock, is based on quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

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

Deposits, Short-term Borrowings and Long-term Debt

Deposits and short-term borrowings without a stated maturity, or insignificant term to maturity, including demand, interest bearing demand, savings accounts and FHLB borrowings are reported at their carrying value in accordance with SFAS 107. No value has been assigned to the franchise value of deposits. For other types of deposits and long-term debt, with fixed rates and longer maturities is estimated based upon the discounted value of projected future cash outflows using the rates currently offered for instruments of similar remaining maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of December 31, 2006
Financial assets:
Cash and cash equivalents	$12,438	$12,438
Investment securities available for sale	73,795	73,795
Loans held for sale	2,016	2,016
Loans	313,572	309,531
Federal Home Loan Bank stock	2,676	2,676
Investment in life insurance	7,304	7,304
Accrued interest receivable	2,116	2,116
Financial liabilities:
Deposits	$339,275	$338,528
Short-term borrowings	25,000	25,000
Long-term debt	26,764	26,519
Accrued interest payable	581	581

As of December 31, 2005
Financial assets:
Cash and cash equivalents	$13,098	$13,098
Investment securities available for sale	58,373	58,373
Investment securities held to maturity	250	250
Loans held for sale	893	893
Loans	279,962	282,595
Federal Home Loan Bank stock	2,189	2,189
Investment in life insurance	7,037	7,037
Accrued interest receivable	1,511	1,511
Financial liabilities:
Deposits	$300,262	$291,580
Short-term borrowings	10,000	10,000
Long-term debt	34,764	33,996
Accrued interest payable	785	785
Derivative financial instruments:
Interest rate swap—asset	$120	$120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note S - Parent Company Financial Data

MidCarolina Financial Corporation’s condensed balance sheets as of December 31, 2006 and 2005, and its related condensed statements of operations and cash flows for the years then ended are as follows:

Condensed Balance Sheets

December 31, 2006 and 2005

(Amounts in thousands)

	2006	2005
Assets:
Investment in subsidiaries	$36,583	$31,596
Other assets	572	358

Total assets	$37,155	$31,954

Liabilities and Shareholders’ Equity:
Liabilities:
Junior subordinated debentures	$8,764	$8,764
Other liabilities	132	97

Total liabilities	8,896	8,861

Shareholders’ Equity:
Preferred stock	4,819	4,819
Common stock	13,007	11,392
Retained earnings	10,908	7,429
Accumulated other comprehensive loss	(475)	(547)

Total shareholders’ equity	28,259	23,093

Total liabilities and shareholders’ equity	$37,155	$31,954

Condensed Statements of Operations

Years ended December 31, 2006, 2005 and 2004

(Amounts in thousands)

	2006	2005	2004
Undistributed earnings of subsidiaries	$3,299	$2,367	$1,843
Subsidiary dividend income	1,121	570	425
Interest expense	(698)	(569)	(433)
Income tax benefit	174	—	107

Net income	$3,896	$2,368	$1,942
Dividends on preferred stock	(417)	(104)	—

Net income available to common shareholders	$3,479	$2,264	$1,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Condensed Statements of Cash Flow

Years ended December 31, 2006, 2005 and 2004

(Amounts in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$3,896	$2,368	$1,942
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(3,299)	(2,367)	(1,843)
Amortization	8	8	8
Decrease (increase) in other assets	(222)	243	—
Increase (decrease) in other liabilities	34	(182)	(60)

Net cash provided by operating activities	417	70	47

Cash flows from investing activities:
Investment in subsidiary	(1,615)	(4,819)	(237)

Net cash used by investing activities	(1,615)	(4,819)	(237)

Cash flow from financing activities:
Proceeds from issuance of preferred stock	—	4,819	—
Proceeds from exercise of stock options	1,072	21	110
Tax benefit from exercise of stock options	550	26	80
Purchase of fractional common shares	(7)	(13)	—
Non-cumulative perpetual preferred stock dividends paid	(417)	(104)	—

Net cash provided by financing activities	1,198	4,749	190

Net increase in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning	—	—	—

Cash and cash equivalents, ending	$—	$—	$—

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

Item 9A.	CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

N/A

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors and Executive Officers—The information required by this Item regarding directors (including those nominated for election at the Annual Meeting of Shareholders to be held on May 22, 2007) and executive officers of the Company is set forth under the section captioned “Proposal 1 – Election of Directors – General,” “—Executive Officers,”and “—Report of Audit Committee ” in the Company’s Proxy Statement, to be filed with the SEC with respect to the aforementioned Annual Meeting of Shareholders (the “Proxy Statement”), which sections are incorporated herein by reference.

(b) Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the Proxy Statement section captioned “Section16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c) Audit Committee Financial Expert – The information required by the Item regarding the Company’s Audit Committee, including the Audit Committee Finance Expert, is set forth under Proxy Statement section captioned “Report of Audit Committee,” which section is incorporated by reference.

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

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “ COMPENSATION DISCUSSION AND ANALYSIS”, contained in the Proxy Statement, which section is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Security Ownership of Certain Beneficial Owners” contained in the Proxy Statement and under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K, which sections are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the sections captioned “Proposal 1 – Election of Directors – General” and “Certain Indebtedness and Transactions of Management” contained in the Proxy Statement, which sections are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the section captioned “Proposal 2: Ratification of Appointment of Independent Auditors”, contained in the Proxy Statement, which section is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description
Exhibit 3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-A12G filed with the SEC on June 5, 2002, as amended on August 15, 2005 by Articles of Amendment, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on August 29, 2005.

Exhibit 3.2	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-A12G filed with the SEC on June 5, 2002.

Exhibit 4.1	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit 4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Exhibit 10.1	Employment Agreement between Randolph J. Cary, Jr. and the Bank, incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.2	Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.3	Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.4	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998.

Exhibit 10.5	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 2000.

Exhibit 10.6	Company Omnibus Stock Ownership and Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 2003.

Exhibit 10.7	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Form 10-KSB, filed with the SEC on March 29, 2006.

Exhibit 10.8	Amendment of Stock Option Agreements granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.2 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.9	Amendment of Stock Option Agreement, with resale restrictions, granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.3 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.10	Salary Continuation Agreement dated October 1, 2004 between the Bank and Randolph J. Cary Jr., incorporated herein by reference to Exhibit 10.10 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.11	Salary Continuation Agreement dated October 1, 2004 between the Bank and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.11 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.12	Salary Continuation Agreement dated October 1, 2004 between the Bank and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.12 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.13	Salary Continuation Agreement dated October 1, 2004 between the Bank and R. Craig Patterson, incorporated herein by reference to Exhibit 10.13 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.14	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Randolph J. Cary Jr., incorporated herein by reference to Exhibit 10.14 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.15	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.15 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.16	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.16 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.17	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and R. Craig

Patterson, incorporated herein by reference to Exhibit 10.17 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.18	Severance Agreement dated March 11, 2005 between the Company and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.18 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.19	Severance Agreement dated March 11, 2005 between the Company and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.19 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.20	Severance Agreement dated March 7, 2006 between the Company and R. Craig Patterson, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on March 7, 2006.

Exhibit 10.21	Indemnification Agreement with directors, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.22	Amended Salary Continuation Agreement dated December 6, 2006, between MidCarolina Bank and Robert C. Patterson, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 11, 2006.

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 14	Code of Ethics incorporated herein by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit 21	Schedule of Subsidiaries.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: March 27, 2007	By:	/s/ RANDOLPH J. CARY, JR.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDOLPH J. CARY, JR.	President, Chief Executive Officer and Director	March 27, 2007
Randolph J. Cary, Jr.

/s/ CHARLES T. CANDAY	Executive Vice President and Chief Operating Officer	March 27, 2007
Charles T. Canaday

/s/ CHRISTOPHER B. REDCAY	Senior Vice President and Chief Financial Officer	March 27, 2007
Christopher B. Redcay

/s/ R. CRAIG PATTERSON	Senior Vice President Chief Credit Officer	March 27, 2007
R. Craig Patterson

/s/ H. THOMAS BOBO	Director	March 27, 2007
H. Thomas Bobo

/s/ JAMES R. COPLAND III	Chairman and Director	March 27, 2007
James R. Copland, III

/s/ THOMAS E. CHANDLER	Director	March 27, 2007
Thomas E. Chandler

/s/ RALPH M. HOLT, JR.	Vice Chairman and Director	March 27, 2007
Ralph M. Holt, Jr.

/s/ F. D. HORNADAY	Director	March 27, 2007
F.D. Hornaday, III

/s/ TEENA M. KOURY	Director	March 27, 2007
Teena M. Koury

/s/ JOHN LOVE	Director	March 27, 2007
John Love

/s/ JAMES B. POWELL	Director	March 27, 2007
James B. Powell

/s/ JOHN K. ROBERTS	Director	March 27, 2007
John K. Roberts

/s/ JAMES H. SMITH, JR.	Director	March 27, 2007
James H. Smith, Jr.

/s/ ROBERT A. WARD	Director	March 27, 2007
Robert A. Ward

/s/ DEXTER R. BARBEE, SR.	Director	March 27, 2007
Dexter R. Barbee, Sr.

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 21	Schedule of Subsidiaries.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications