Form 10-Q
period 2007-03-31
MIDCAROLINA FINANCIAL CORP
filed 2007-05-14
CIK 1174872

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

☐  yes    no  ☒

As of May 7, 2007, the registrant had outstanding 4,524,391 shares of Common Stock, no par value.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006 (*)
	(Amounts in thousands, except share data)
ASSETS
Cash and due from banks	$1,112	$1,496
Federal funds sold and interest-earning deposits	11,565	10,942
Investment securities:
Available for sale	75,145	73,795
Loans held for sale	1,932	2,016
Loans	326,153	313,572
Allowance for loan losses	(4,212)	(4,222)

NET LOANS	321,941	309,350
Investment in stock of Federal Home Loan Bank of Atlanta	2,111	2,676
Investment in life insurance	7,375	7,304
Premises and equipment, net	6,508	6,624
Other assets	7,080	6,647

TOTAL ASSETS	$434,769	$420,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$38,944	$34,662
Interest-bearing demand deposits	77,495	71,447
Savings	6,416	5,892
Time	241,167	227,274

TOTAL DEPOSITS	364,022	339,275

Short-term borrowings	12,000	25,000
Long-term debt	26,764	26,764
Accrued expenses and other liabilities	2,561	1,552

TOTAL LIABILITIES	405,347	392,591

SHAREHOLDERS’ EQUITY:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,524,391 and 3,619,786 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	12,999	13,007
Retained earnings	11,771	10,908
Accumulated other comprehensive loss	(167)	(475)

TOTAL SHAREHOLDERS’ EQUITY	29,422	28,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$434,769	$420,850

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$6,249	$5,319
Investment securities:
Taxable	602	465
Tax-exempt	310	221
Federal funds sold and interest-earning deposits	93	67
Other	51	26

TOTAL INTEREST INCOME	7,305	6,098

INTEREST EXPENSE
Demand deposits	673	428
Savings	17	17
Time	2,794	1,972
Short-term borrowings	261	195
Long-term borrowings	357	345

TOTAL INTEREST EXPENSE	4,102	2,957

NET INTEREST INCOME	3,203	3,141
PROVISION FOR LOAN LOSSES	—	232

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,203	2,909

NON-INTEREST INCOME
Service charges on deposits accounts	233	230
Mortgage operations	134	100
Income from brokerage activities	63	56
Increase in cash surrender value of life insurance	71	64
Loss on sale of investments	(1)	(44)
Other (Note E)	77	88

TOTAL NON-INTEREST INCOME	577	494

NON-INTEREST EXPENSE
Salaries and employee benefits	1,377	1,235
Occupancy and equipment	310	253
Data processing and other outside services	304	304
Office supplies and postage	82	90
Deposit and other insurance	45	68
Professional and other services	55	16
Advertising	94	48
Other (Note E)	121	121

TOTAL NON-INTEREST EXPENSE	2,388	2,135

INCOME BEFORE INCOME TAXES	1,392	1,268
INCOME TAXES	425	454

NET INCOME	967	814
Dividends on preferred stock	(104)	(104)

Net income available to common shareholders	$863	$710

NET INCOME PER COMMON SHARE
Basic	$.19	$.16

Diluted	$.18	$.15

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands)
Net income	$967	$814

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	500	(198)
Tax effect	(193)	76
Reclassification of losses recognized in net income	1	44
Tax effect	—	(17)

Net of tax amount	308	(95)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	—	18
Tax effect	—	(7)

Net of tax amount	—	11

Total other comprehensive income (loss)	308	(84)

Comprehensive income	$1,275	$730

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained	Accumulated other com- prehensive	Total shareholders’
	Shares	Amount	Shares	Amount	earnings	loss	equity
	(Amounts in thousands, except share data)
Balance at December 31, 2006	5,000	$4,819	3,619,786	$13,007	$10,908	$(475)	$28,259
Net income	—	—	—	—	967	—	967
Other comprehensive income	—	—	—	—	—	308	308
Stock awards	—	—	124	2	—	—	2
Effect of 5-for-4 stock split	—	—	904,481	(10)	—	—	(10)
Preferred dividends paid	—	—	—	—	(104)	—	(104)

Balance at March 31, 2007	5,000	$4,819	4,524,391	$12,999	$11,771	$(167)	$29,422

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands)
Operating Activities
Net income	$967	$814
Depreciation and amortization	113	80
Provision for loan losses	—	232
Loss on sale of investment securities available for sale	1	44
Gain on sale of loans	(134)	(100)
Origination of loans held for sale	(5,586)	(5,407)
Proceeds from sales of loans held for sale	5,804	5,095
Increase in cash surrender value life insurance	(71)	(65)
Loss on disposal of other real estate owned	46	—
Stock based compensation expense	2	—
Changes in assets and liabilities:
Decrease in other assets	(592)	(335)
Increase in accrued expenses and other liabilities	816	67

Net cash provided by operating activities	1,366	425

Investing Activities
Purchases of investment securities available for sale	(8,767)	(5,974)
Maturities and calls of investment securities available for sale	411	717
Principal paydowns on investment securities available for sale	557	553
Sales of investment securities available for sale	6,958	2,370
Net increase in loans from originations and principal repayments	(12,591)	(21,807)
(Purchase) redemption of FHLB stock	565	(304)
Purchases of premises and equipment	(4)	(589)
Proceeds from sale of foreclosed assets	111	90

Net cash used by investing activities	(12,760)	(24,944)

Financing Activities
Net increase in deposits	24,747	24,048
Net (increase) decrease in short-term borrowings	(13,000)	3,000
Non-cumulative perpetual preferred stock dividends paid	(104)	(104)
Purchase of fractional shares	(10)	—

Net cash provided by financing activities	11,633	26,944

Net increase in cash and cash equivalents	239	2,425
Cash and cash equivalents, beginning of year	12,438	13,098

Cash and cash equivalents, end of year	$12,677	$15,523

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$45,936
Undisbursed lines of credit	29,604
Standby letters of credit	7,713
Commitments to sell loans held for sale	1,305

NOTE C - PER SHARE DATA

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 25% stock dividend effected as a a stock split distributed January 13, 2007 and a 10% stock dividend effected as a stock split distributed June 15, 2006. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three month periods ended March 31, 2007 and 2006, there were no options that were antidilutive.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2007	2006
Weighted average number of common shares used in computing basic net income per share	4,524,415	4,305,648
Effect of dilutive stock options	341,299	422,266

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,865,714	4,727,914

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At March 31, 2007		At December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$277,900	85.20%	$265,986	84.82%
Commercial and industrial loans	41,571	12.74%	38,965	12.43%
Loans to individuals	6,730	2.06%	8,625	2.75%

Subtotal	326,201	100.00%	313,576	100.00%

Less: Net deferred loan fees	(48)		(4)

Loans	$326,153		$313,572

An analysis of the allowance for loan losses is as follows:

			Three Months Ended March 31,
			2007	2006
			(In thousands)
Balance at beginning of period			$4,222	$4,090

Provision charged to operations			—	232

Charge-offs			(17)	(6)
Recoveries			7	12

Net (charge-offs) recoveries			(10)	6

Balance at end of period			$4,212	$4,328

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - LOANS (Continued)

The following is a summary of nonperforming assets at the periods presented:

	March 31, 2007	December 31, 2006
	(In thousands)
Nonaccrual loans	$336	$794
Foreclosed assets	2,180	2,337

Total	$2,516	$3,131

NOTE E - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Debit card income	$37	$30
ATM interchange income	2	4
Safe deposit rent	3	3
Check upcharge	7	6
Income from rental property	16	28
Other	12	17

Total	$77	$88

The major components of other non-interest expense are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Travel	$31	$53
Contributions	16	8
Director fees	30	37
Dues and memberships	10	5
Credit reports and filing fees	8	7
Loan collection expense	15	1
Other	11	10

Total	$121	$121

NOTE F – FIN 48

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FASB Interpretation No. 48 had no impact on our consolidated financial statements

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

Financial Condition at March 31, 2007 and December 31, 2006

During the three-month period ending March 31, 2007, our total assets increased by $13.9 million to $434.8 million from $420.9 million at December 31, 2006. At March 31, 2007, loans totaled $326.2 million, an increase of $12.6 million, or 4.01%, for the three months, as loan demand continues to be strong in our markets. Our loan portfolio experienced increases in real estate and commercial loans in the amount of $11.9 million and $2.6 million, respectively. Consumer loans decreased by $1.9 million to $6.7 million. Federal funds sold and interest-earning deposits increased by $623 thousand, or 5.69%, to $11.6 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”), of Atlanta, investment securities and loans held for sale increased by $1.5 million during the three months, to $89.8 million or 20.64% of total assets at March 31, 2007 versus $88.2 million, or 20.97% of total assets, at December 31, 2006. At March 31, 2007, investment securities available for sale totaled $75.1 million, an increase of $1.4 million, or 1.83% compared to December 31, 2006.

Deposits continue to be our primary funding source. At March 31, 2007, deposits totaled $364.0 million, an increase of $24.7 million, or 7.29%, from year-end 2006. Included in the deposit balances are $98.0 million of brokered certificates of deposit, an increase of $4.4 million, or 4.74%, from year-end. We also utilize borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $13.0 million, or 30.23%, to $30.0 million at March 31, 2007.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2007, our shareholders’ equity totaled $29.4 million, an increase of $1.2 million from the December 31, 2006 balance. This increase resulted from net income available to common shareholders of $863,000 for the three months, net of unrealized gains on available for sale securities in the amount of $308,000.

Comparison of Results of Operations for the

Three Months Ended March 31, 2007 and 2006

Net Income. Our net income available for common shareholders for the three months ended March 31, 2007 was $863,000, an increase of $153,000, or 21.55%, from net income available to common shareholders of $710,000 for the same three-month period in 2006. Net income per diluted share of $0.18 increased $0.03 per diluted share compared to the prior period. We have experienced strong growth, with total assets averaging $425.8 million during the current three-month period compared to $379.3 million in the comparative prior year period, an increase of 12.26%. Our interest rate spread and net yield on average interest-earning assets increased 43 basis points and 31 basis points respectively. An increase in net interest income of $62,000, an increase in non-interest income for the quarter ended March 31, 2007 in the amount of $83,000 and a decrease of $232,000 in the provision for loan losses exceeded the increase of $253,000 in non-interest expenses.

Net Interest Income. Net interest income increased by $62,000, or 1.97%, to $3.2 million for the three months ended March 31, 2007. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates that occurred from quarter to quarter. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversly, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposts or borrowings. Average interest-earning assets increased $43.8 million, or 12.13%, during the first three months of 2007 as compared with the same period in 2006. Our average yield on total interest-earning assets increased by 47 basis points from 6.84% to 7.31%. Our average total interest-bearing liabilities increased by $37.5 million, or 11.55%. Our average cost of total interest-bearing liabilities increased 90 basis points from 3.70% to 4.60%, reflecting the extremely competitive demand for deposits in our markets. For the three months ended March 31, 2007, our net interest spread was 2.72% and our net interest margin was 3.21%. For the three months ended March 31, 2006, our net interest rate spread was 3.15% and our net interest margin was 3.52%.

Provision for Loan Losses. The Bank made no provision for loan losses for the three months ended March 31, 2007, compared to a provision of $232,000 we made for the three months ended March 31, 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Our loan recoveries of previously charged off loans were $7,000 during the three months ended March 31, 2007, offset by $17,000 of loan charge-offs. At March 31, 2007, we had non-accrual loans in the amount of $336,000, while the allowance for loan losses decreased $10,000 to $4.212 million, or 1.29% of total loans. The Bank holds secured positions in these non-accrual loans. At December 31, 2006, we had non-accrual loans in the amount of $794,000, while the allowance for loan losses stood at $4.2 million, or 1.35% of total loans.

Non-Interest Income. For the first three months of 2007, non-interest income increased $83,000, or 16.80%, to $577,000 from $494,000 for the same period the prior year. Changes for the three months ended March 31, 2007 include an increase of $3,000 in service charges and fees on deposits, an increase of $34,000 in mortgage operations income, an increase in brokerage related income of $7,000, an increase in cash value of life insurance of $7,000, a decrease in loss on sale of investments of $43,000 offset by a decrease in all other non-interest income of $11,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended March 31, 2007, total non-interest expense increased $253,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $142,000, reflecting the increase in commissions paid on mortgage originations as well as staffing increases incurred by the opening of our new branch located in Mebane, North Carolina. Occupancy and equipment costs increased $57,000 also reflecting costs associated with the new Mebane branch, advertising expense increased $46,000, and professional and other services increased $39,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 30.53% and 35.80%, respectively, for the three months ended March 31, 2007 and 2006. The decrease in the tax rate accrual is due to an increase in non-taxable investment income.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $89.8 million at March 31, 2007 compared to $88.2 million at December 31, 2006. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $92.0 million from the FHLB, subject to collateral constraints, with $30.0 million outstanding at March 31, 2007 and $43.0 million at December 31, 2006. All borrowings with FHLB must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2007, our average equity to average asset ratio was 6.72%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2007 was 10.10%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Rule 13a-14 under the Securities Exchange Act, as amended of 1934 (the ‘Exchange Act’). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act, of the Company’s common stock during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2007 to January 31, 2007	—	$—	—	—
February 1, 2007 to February 28, 2007	—	$—	—	—
March 1, 2007 to March 31, 2007	—	$—	—	—

Quarter-to-date	—	$—	—	—

Item 6.	Exhibits

(a)	Exhibits.

Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) of the Form 8-A filed with the SEC on June 5, 2002), as amended on August 15, 2005 by Articles of Amendment (incorporated by reference to Exhibit 3(i) of the Form 8-K filed on August 29, 2005)

Exhibit 3.2	Bylaws, (incorporated herein by reference to Exhibit 3(ii) to the Form 8-A filed with the SEC on with June 5, 2002)

Exhibit 4	Form of Stock Certificate, (incorporated by reference to the Form 10-QSB filed with the SEC on November 12, 2002)

Exhibit 10.1	Employment Agreement with Randolph J. Cary, Jr., incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.2	MidCarolina Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.3	MidCarolina Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.4	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998

Exhibit 10.5	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB for the fiscal year ended December 31, 2000.

Exhibit 10.6	Omnibus Stock Ownership and Long-Term Incentive Plan incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB for the fiscal year ended December 31, 2003

Exhibit 10.7	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.8	December 22, 2005 Amendment of Stock Option Agreements granted under the MidCarolina Bank Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 10.9	December 22, 2005 Amendment of Stock Option Agreement, with resale restrictions, granted under the MidCarolina Bank Employee Stock Option Plan (incorporated by reference to Exhibit 99.3 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 10.10	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.11	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.12	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.13	Salary Continuation Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.14	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Randolph J. Cary Jr (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.15	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Charles T. Canaday Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.16	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.17	Endorsement Split Dollar Agreement dated October 1, 2004 between MidCarolina Bank and R. Craig Patterson (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.18	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Charles T. Canaday Jr. (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.19	Severance Agreement dated March 11, 2005 between MidCarolina Bank and Christopher B. Redcay (incorporated by reference to the Form 10-KSB filed on March 29, 2006)

Exhibit 10.20	Severance Agreement between MidCarolina Bank and R. Craig Patterson (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report filed on March 8, 2006)

Exhibit 10.21	Indemnification Agreement with directors (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report filed on December 27, 2005)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: May 11, 2007	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Date: May 11, 2007	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer