Form 10-Q
period 2007-06-30
MIDCAROLINA FINANCIAL CORP
filed 2007-08-13
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, the registrant had outstanding 4,524,412 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (*)
	(Amounts in thousands, except share data)
ASSETS

Cash and due from banks	$1,005	$1,496
Federal funds sold and interest-earning deposits	11,532	10,942
Investment securities:
Available for sale	71,355	73,795
Loans held for sale	1,695	2,016
Loans	347,147	313,572
Allowance for loan losses	(4,226)	(4,222)

NET LOANS	342,921	309,350
Investment in stock of Federal Home Loan Bank of Atlanta	2,561	2,676
Investment in life insurance	7,445	7,304
Premises and equipment, net	6,425	6,624
Other assets	5,794	6,647

TOTAL ASSETS	$450,733	$420,850

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$36,172	$34,662
Interest-bearing demand deposits	83,324	71,447
Savings	6,300	5,892
Time	244,805	227,274

TOTAL DEPOSITS	370,601	339,275
Short-term borrowings	22,000	25,000
Long-term debt	26,764	26,764
Accrued expenses and other liabilities	2,115	1,552

TOTAL LIABILITIES	421,480	392,591

SHAREHOLDERS’ EQUITY:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,524,391 and 3,619,786 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	12,999	13,007
Retained earnings	12,783	10,908
Accumulated other comprehensive loss	(1,348)	(475)

TOTAL SHAREHOLDERS’ EQUITY	29,253	28,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$450,733	$420,850

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$6,661	$5,858	$12,910	$11,177
Investment securities:
Taxable	649	524	1,251	989
Tax-exempt	260	240	570	461
Federal funds sold and interest-earning deposits	60	76	153	143
Other	39	34	90	60

TOTAL INTEREST INCOME	7,669	6,732	14,974	12,830

INTEREST EXPENSE
Demand deposits	725	448	1,398	876
Savings	15	16	32	33
Time	3,004	2,519	5,798	4,491
Short-term borrowings	286	218	547	413
Long-term borrowings	344	295	701	640

TOTAL INTEREST EXPENSE	4,374	3,496	8,476	6,453

NET INTEREST INCOME	3,295	3,236	6,498	6,377

PROVISION FOR LOAN LOSSES	—	127	—	359

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,295	3,109	6,498	6,018

NON-INTEREST INCOME
Service charges on deposits accounts	257	244	490	474
Mortgage operations	205	120	339	220
Income from brokerage activities	92	57	155	113
Increase in cash surrender value of life insurance	70	65	141	129
Gain (loss) on sale of investments	1	(2)	1	(46)
Other (Note E)	134	103	210	191

TOTAL NON-INTEREST INCOME	759	587	1,336	1,081

NON-INTEREST EXPENSE
Salaries and employee benefits	1,349	1,251	2,726	2,486
Occupancy and equipment	298	302	608	555
Data processing and other outside services	295	272	599	576
Office supplies and postage	67	87	149	177
Deposit and other insurance	82	40	127	108
Professional and other services	112	51	167	67
Advertising	39	155	133	203
Other (Note E)	216	184	337	305

TOTAL NON-INTEREST EXPENSE	2,458	2,342	4,846	4,477

INCOME BEFORE INCOME TAXES	1,596	1,354	2,988	2,622

INCOME TAXES	479	426	904	880

NET INCOME	1,117	928	2,084	1,742

Dividends on preferred stock	104	105	209	209

Net income available to common shareholders	$1,013	$823	$1,875	$1,533

NET INCOME PER COMMON SHARE
Basic	$.22	$.19	$.41	$.35

Diluted	$.21	$.17	$.39	$.32

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,117	$928	$2,084	$1,742

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses on available- for-sale securities	(1,922)	(1,086)	(1,419)	(1,284)
Tax effect	740	418	546	496
Reclassification of (gains) losses recognized in net income	(1)	2	(1)	46
Tax effect	—	—	—	(17)

Net of tax amount	(1,183)	(664)	(873)	(759)

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	—	—	—	18
Tax effect	—	—	—	(7)

Net of tax amount	—	—	—	11

Total other comprehensive loss	(1,183)	(664)	(873)	(748)

Comprehensive income (loss)	$(66)	$264	$1,211	$994

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	earnings	loss	equity
	(Amounts in thousands, except share data)
Balance at December 31, 2006	5,000	$4,819	3,619,786	$13,007	$10,908	$(475)	$28,259
Net income	—	—	—	—	2,084	—	2,084
Other comprehensive loss	—	—	—	—	—	(873)	(873)
Stock awards	—	—	124	2	—	—	2
Redeem fractional shares	—	—	(465)	(10)	—	—	(10)
Effect of 5-for-4 stock split	—	—	904,946	—	—	—	—
Preferred dividends paid	—	—	—	—	(209)	—	(209)

Balance at June 30, 2007	5,000	$4,819	4,524,391	$12,999	$12,783	$(1,348)	$29,253

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Amounts in thousands)
Operating Activities
Net income	$2,084	$1,742
Depreciation and amortization	229	177
Provision for loan losses	—	359
(Gain) loss on sale of investment securities available for sale	(1)	46
Gain on sale of loans	(339)	(220)
Origination of loans held for sale	(15,443)	(12,213)
Proceeds from sales of loans held for sale	16,103	10,977
Increase in cash surrender value life insurance	(141)	(129)
Loss on sale of other real estate owned	46	—
Stock based compensation expense	2	—
Changes in assets and liabilities:
(Increase) decrease in other assets	424	(420)
Increase in accrued expenses and other liabilities	1,111	(42)

Net cash provided by operating activities	4,075	277

Investing Activities
Purchases of investment securities available for sale	(19,718)	(20,074)
Maturities and calls of investment securities available for sale	1,294	940
Maturities and calls of investment securities held to maturity	—	250
Principal paydowns on investment securities available for sale	1,768	1,776
Sales of investment securities available for sale	17,696	4,494
Net increase in loans from originations and principal repayments	(33,571)	(26,107)
(Purchase) redemption of FHLB stock	115	(124)
Purchases of premises and equipment	(47)	(589)
Proceeds from sale of foreclosed assets	380	90

Net cash used by investing activities	(32,083)	(39,344)

Financing Activities
Net increase in deposits	31,326	47,085
Net decrease in short-term borrowings	(3,000)	(10,000)
Proceeds from stock options exercised	—	101
Non-cumulative perpetual preferred stock dividends paid	(209)	(209)
Purchase of fractional shares	(10)	(7)

Net cash provided by financing activities	28,107	36,970

Net increase (decrease) in cash and cash equivalents	99	(2,097)
Cash and cash equivalents, beginning of year	12,438	13,098

Cash and cash equivalents, end of year	$12,537	$11,001

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2007 and for the three month and six month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B—COMMITMENTS

At June 30, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$41,692
Undisbursed lines of credit	29,768
Standby letters of credit	7,963
Commitments to sell loans held for sale	1,695

NOTE C—PER SHARE DATA

Basic and diluted net income per share of common stock has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 25% stock dividend effected as a stock split distributed January 13, 2007 and a 10% stock dividend effected as a stock split distributed June 15, 2006. Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month and six month periods ended June 30, 2007 there were 10,000 options that were antidilutive. For the three and six month periods ended June 30, 2006, there were no options that were antidilutive.

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of shares used in computing basic net income per share	4,524,391	4,319,645	4,524,403	4,312,685
Effect of dilutive stock options	341,028	437,055	343,720	420,346

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,865,419	4,756,700	4,868,123	4,733,031

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D—LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At June 30, 2007		At December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$292,999	84.40%	$265,986	84.82%
Commercial and industrial loans	43,706	12.59%	38,965	12.43%
Loans to individuals	10,432	3.01%	8,625	2.75%

Subtotal	347,137	100.00%	313,576	100.00%

Net deferred loan costs (fees)	10		(4)

Loans	$347,147		$313,572

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$4,212	$4,328	$4,222	$4,090

Provision charged to operations	—	127	—	359

Charge-offs	(2)	(168)	(19)	(174)
Recoveries	16	8	23	20

Net (charge-offs) recoveries	14	(160)	4	(154)

Balance at end of period	$4,226	$4,295	$4,226	$4,295

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D—LOANS (Continued)

The following is a summary of nonperforming assets at the periods presented:

	June 30, 2007	December 31, 2006
	(In thousands)
Nonaccrual loans	$722	$794
Foreclosed assets	1,911	2,337

Total	$2,633	$3,131

NOTE E—NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Debit card income	$44	$32	$81	$62
ATM interchange income	3	2	5	6
Safe deposit rent	3	3	6	6
Check upcharge	5	6	12	12
Income from rental property	17	30	33	58
Other	62	30	74	47

Total	$134	$103	$210	$191

The major components of other non-interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Travel	$22	$48	$53	$101
Contributions	6	16	22	24
Director fees	30	28	60	65
Dues and memberships	4	7	14	12
Credit reports and filing fees	8	7	16	14
Appraisals	12	5	12	5
Deposit charge offs	8	16	12	16
Loss on sale of OREO	46	—	46	—
Loan collection expense	18	2	33	3
Other	62	55	69	65

Total	$216	$184	$337	$305

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FASB Interpretation No. 48 had no impact on the Company’s consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company must adopt these new requirements no later than the first quarter of 2008. The Company has not yet determined the effect of adopting SFAS 157 on its consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The statements objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company did not elect early adoption as provided for in the Statement, and is currently evaluating the impact, if any, of adopting this Statement on the consolidated financial statements.

Emerging Issues Task Force

In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with an employee such as the promise to maintain a life insurance policy or provide a death benefit. These standards are effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the effect that EIFT Issue 06-4 and EITF Issue 06-10 may have on the Company’s consolidated financial statements.

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

Financial Condition at June 30, 2007 and December 31, 2006

During the six-month period ending June 30, 2007, our total assets increased by $29.9 million to $450.7 million from $420.9 million at December 31, 2006. At June 30, 2007, loans totaled $347.1 million, an increase of $33.6 million, or 10.71%, for the six months, as loan demand continues to be strong in our markets. Our loan portfolio experienced increases in real estate and commercial loans in the amount of $27.0 million and $4.7 million, respectively. Consumer loans increased by $1.8 million to $10.4 million. Federal funds sold and interest-earning deposits increased by $590 thousand, or 5.39%, to $11.5 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities and loans held for sale decreased by $2.6 million during the six months, to $85.6 million or 18.99% of total assets at June 30, 2007 versus $88.2 million, or 20.97% of total assets, at December 31, 2006. At June 30, 2007, investment securities available for sale totaled $71.4 million, a decrease of $2.4 million, or 3.31% compared to December 31, 2006.

Deposits continue to be our primary funding source. At June 30, 2007, deposits totaled $370.6 million, an increase of $31.3 million, or 9.23%, from year-end 2006. Included in the deposit balances are $97.2 million of brokered certificates of deposit, an increase of $3.7 million, or 3.97%, from year-end. We also utilize borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $3.0 million, or 6.98%, to $40.0 million at June 30, 2007.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2007, our shareholders’ equity totaled $29.3 million, an increase of $1.0 million from the December 31, 2006 balance. This increase resulted from net income available to common shareholders of $1.9 million for the six month period, net of the increase in accumulated other comprehensive loss in the amount of $900,000.

Comparison of Results of Operations for the

Three Months Ended June 30, 2007 and 2006

Net Income. Our net income available for common shareholders for the three months ended June 30, 2007 was $1,013,000, an increase of $190,000, or 23.09%, from net income available to common shareholders of $823,000 for the same three-month period in 2006. Net income per diluted share of $0.21 increased $0.04 per diluted share compared to the prior period. We have experienced strong growth, with total assets averaging $441.7 million during the current three-month period compared to $397.6 million in the comparative prior year period, an increase of 11.08%. Our interest rate spread and net yield on average interest-earning assets decreased 35 basis points and 28 basis points respectively. An increase in net interest income of $59,000, an increase in non-interest income for the quarter ended June 30, 2007 in the amount of $172,000 and a decrease of $127,000 in the provision for loan losses exceeded the increase of $116,000 in non-interest expenses.

Net Interest Income. Net interest income increased by $59,000, or 1.82%, to $3.3 million for the three months ended June 30, 2007. Our total interest income benefited from growth in the level of average earning assets and increased asset yields caused by increases in interest rates charged on loan originations. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets during the second quarter of 2007 increased $40.4 million, or 10.63%, as compared with the same period in 2006. Our average yield on total interest-earning assets increased by 21 basis points from 7.11% to 7.32%. Our average total interest-bearing liabilities increased by $33.8 million, or 9.96%. Our average cost of total interest-bearing liabilities increased 56 basis points from 4.13% to 4.69%, reflecting the extremely competitive demand for deposits in our markets. For the three months ended June 30, 2007, our net interest spread was 2.63% and our net interest margin was 3.14%. For the three months ended June 30, 2006, our net interest rate spread was 2.98% and our net interest margin was 3.42%.

Provision for Loan Losses. The Bank made no provision for loan losses during the three months ended June 30, 2007, compared to a provision of $127,000 made during the three months ended June 30, 2006. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management. Loan recoveries of previously charged-off loans were $16,000 during the three months ended June 30, 2007, offset by $2,000 of loan charge-offs. At June 30, 2007, we had non-accrual loans in the amount of $722,000, while the allowance for loan losses increased $14,000 to $4.2 million, or 1.22% of total loans. Because of the Company’s positive asset quality results, we have not found it necessary to make provisions to the Bank’s loan loss reserve. The Bank holds secured positions in these non-accrual loans. At December 31, 2006, the Bank had non-accrual loans in the amount of $794,000, while the allowance for loan losses stood at $4.2 million, or 1.35% of total loans.

Non-Interest Income. For the second quarter of 2007, non-interest income increased $172,000, or 29.30%, to $759,000 from $587,000 for the same period the prior year. Changes for the three months ended June 30, 2007 include an increase of $13,000 in service charges and fees on deposits, an increase of $85,000 in mortgage operations income, an increase in brokerage related income of $35,000, an increase in cash value of life insurance of $5,000, an increase in gain on sale of investments of $3,000 and an increase in all other non-interest income of $31,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended June 30, 2007, total non-interest expense increased $116,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $98,000, reflecting the increase in commissions paid on mortgage originations as well as staffing increases incurred by the opening of our new branch located in Mebane, North Carolina. Professional and other services increased $61,000. Deposit and other insurance expense increased $42,000 as a result in increases charged by the FDIC for deposit insurance. Data processing expense increased $23,000 reflecting the growth in our deposit base. Occupancy and equipment costs decreased $4,000 reflecting savings associated with the relocation of our leased mortgage operations facility to our Cum Park branch located in Burlington, North Carolina, advertising expense decreased $116,000, and office and supplies and postage decreased $20,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 30.01% and 31.46%, respectively, for the three months ended June 30, 2007 and 2006. The decrease in the tax rate accrual is due to an increase in federal and state non-taxable investment income.

Comparison of Results of Operations for the

Six Months Ended June 30, 2007 and 2006

Net Income. Net income available for common shareholders for the six months ended June 30, 2007 was $1.9 million, an increase of $342,000, or 22.31%, from net income available to common shareholders of $1.5 million for the same six-month period in 2006. Net income per diluted share of $0.39 increased $0.07 per diluted share compared to the prior period. We have experienced double digit growth, with total assets averaging $433.8 million during the current six-month period compared to $388.5 million in the comparative prior year period, an increase of 11.64%. Our interest rate spread and net yield on average interest-earning assets decreased 39 basis points and 30 basis points respectively. An increase in net interest income of $121,000, an increase in non-interest income for in the amount of $255,000 and a decrease of $359,000 in the provision for loan losses exceeded the increase of $369,000 in non-interest expenses, all during the six month period ended June 30, 2007.

Net Interest Income. Net interest income increased by $121,000, or 1.90%, to $6.5 million for the six months ended June 30, 2007. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates charged on loan originations. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $42.1 million, or 11.35%, during the first six months of 2007 as compared with the same period in 2006. Our average yield on total interest-earning assets increased by 33 basis points from 6.98% to 7.31%. Our average total interest-bearing liabilities increased by $35.7 million, or 10.73%. Our average cost of total interest-bearing liabilities increased 73 basis points from 3.92% to 4.65%, reflecting the extremely competitive demand for deposits in our markets. For the six months ended June 30, 2007, our net interest spread was 2.66% and our net interest margin was 3.17%. For the six months ended June 30, 2006, our net interest rate spread was 3.06% and our net interest margin was 3.47%.

Provision for Loan Losses. The Bank made no provision for loan losses for the six months ended June 30, 2007, compared to a provision of $359,000 we made for the six months ended June 30, 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Because of the Company’s positive asset quality results, we have not found it necessary to make provisions to the Bank’s loan loss reserve. Our loan recoveries of previously charged off loans were $23,000 during the six months ended June 30, 2007, offset by $19,000 of loan charge-offs. At June 30, 2007, we had non-accrual loans in the amount of $722,000, while the allowance for loan losses increased $4,000 to $4.2 million, or 1.22% of total loans. The Bank holds secured positions in these non-accrual loans. At December 31, 2006, we had non-accrual loans in the amount of $794,000, while the allowance for loan losses stood at $4.2 million, or 1.35% of total loans.

Non-Interest Income. For the first six months of 2007, non-interest income increased $255,000, or 23.59%, to $1.3 million from $1.1 million for the same period the prior year. Changes for the six months ended June 30, 2007 include an increase of $16,000 in service charges and fees on deposits, an increase of $119,000 in mortgage operations income, an increase in brokerage related income of $42,000, an increase in cash value of life insurance of $12,000, an increase in gain on sale of investments of $47,000 and an increase in all other non-interest income of $19,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the six-months ended June 30, 2007, total non-interest expense increased $369,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $240,000, reflecting the increase in commissions paid on mortgage originations as well as staffing increases incurred by the opening of our new branch located in Mebane, North Carolina. Occupancy and equipment costs increased $53,000, also reflecting costs associated with the new Mebane branch, professional and other services increased $100,000, other expense increased $32,000, and data processing expense increased $23,000. These increases in expense were offset by $28,000 decreases in expenses for office and postage and advertising expense which decreased $70,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 30.25% and 33.56%, respectively, for the six months ended June 30, 2007 and 2006. The decrease in the tax rate accrual is due to an increase in federal and state non-taxable investment income.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; investments available for sale; loan repayments; loan sales; deposits; and borrowings from the FHLB and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $85.6 million at June 30, 2007 compared to $88.2 million at December 31, 2006. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $92.0 million from the FHLB, subject to collateral constraints, with $40.0 million outstanding at June 30, 2007 and $43.0 million at December 31, 2006. All borrowings with FHLB must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2007, the Company’s average equity to average asset ratio was 6.72%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. MidCarolina Bank’s tier I risk-based capital ratio at June 30, 2007 was 10.22%.

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

Item 4T.	Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Rule 13a-14 under the Securities Exchange Act, as amended of 1934 (the ‘Exchange Act’). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of the Company’s common stock during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2007 to April 30, 2007	1,470	$13.75	—	—
May 1, 2007 to May 31, 2007	—	$—	—	—
June 1, 2007 to June 30, 2007	—	$—	—	—

Quarter-to-date	1,470	$13.75	—	—

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 22, 2007. Of 4,524,391 shares entitled to vote at the meeting, 3,175,779 (70.2%) shares voted. The following matters were voted on at the meeting:

Proposal 1:	To elect the members of the Board of Directors listed below for three-year terms or until their successors have been elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld
Randolph J. Cary, Jr.	3,141,226	34,553
James R. Copland, III	3,119,366	56,413
J. Anthony Holt	3,141,927	33,852
John K. Roberts	3,141,886	33,893
Robert A. Ward	3,123,449	52,330

The following directors continue in office after the meeting:

Dexter R. Barbee, Sr,
H. Thomas Bobo
Thomas E. Chandler
F.D. Hornaday
Teena Marie Koury
John H. Love
James B. Powell
James H. Smith, Jr.

Proposal 2:	The ratification of the appointment of Dixon Hughes PLLC as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007.

For	Against	Abstain
3,139,496	1,743	34,450

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-A12G filed with the SEC on June 5, 2002, as amended on August 15, 2005 by Articles of Amendment, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on August 29, 2005.

Exhibit 3.2	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-A12G filed with the SEC on June 5, 2002.

Exhibit 4.1	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit 4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Exhibit 10.1	Employment Agreement between Randolph J. Cary, Jr. and the Bank, incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998.

Exhibit 10.2	Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998.

Exhibit 10.3	Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998.

Exhibit 10.4	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998.

Exhibit 10.5	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 2000.

Exhibit 10.6	Amended and Restated Company Omnibus Stock Ownership and Long-Term Incentive Plan, dated April 24, 2007.

Exhibit 10.7	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Form 10-KSB, filed with the SEC on March 29, 2006.

Exhibit 10.8	Amendment of Stock Option Agreements granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.2 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.9	Amendment of Stock Option Agreement, with resale restrictions, granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.3 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.10	Salary Continuation Agreement dated October 1, 2004 between the Bank and Randolph J. Cary Jr., incorporated herein by reference to Exhibit 10.10 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.11	Salary Continuation Agreement dated October 1, 2004 between the Bank and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.11 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.12	Salary Continuation Agreement dated October 1, 2004 between the Bank and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.12 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.13	Salary Continuation Agreement dated October 1, 2004 between the Bank and R. Craig Patterson, incorporated herein by reference to Exhibit 10.13 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.14	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Randolph J. Cary Jr., incorporated herein by reference to Exhibit 10.14 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.15	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.15 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.16	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.16 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.17	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and R. Craig Patterson, incorporated herein by reference to Exhibit 10.17 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.18	Severance Agreement dated March 11, 2005 between the Company and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.18 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.19	Severance Agreement dated March 11, 2005 between the Company and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.19 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.20	Severance Agreement dated March 7, 2006 between the Company and R. Craig Patterson, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on March 7, 2006.

Exhibit 10.21	Indemnification Agreement with directors, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.22	Amended Salary Continuation Agreement dated December 6, 2006, between MidCarolina Bank and Robert C. Patterson, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 11, 2006.

Exhibit 10.23	Amendment to Bank Director Stock Option Plan, dated April 24, 3007

Exhibit 10.24	Amendment to Bank Employee Stock Option Plan, dated April 24, 2007

Exhibit 11	See Note C to the Consolidated Financial Statements.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: August 10, 2007	By:	/s/ Randolph J. Cary, Jr.
Randolph J. Cary, Jr.
President and Chief Executive Officer

Date: August 10, 2007	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer