Form 10-Q
period 2007-09-30
MIDCAROLINA FINANCIAL CORP
filed 2007-11-13
CIK 1174872

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, the registrant had outstanding 4,590,976 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006 (*)
	(Amounts in thousands, except share data)
ASSETS

Cash and due from banks	$1,122	$1,496
Federal funds sold and interest-earning deposits	8,829	10,942
Investment securities:
Available for sale	70,338	73,795
Loans held for sale	959	2,016
Loans	362,422	313,572
Allowance for loan losses	(4,142)	(4,222)

NET LOANS	358,280	309,350
Investment in stock of Federal Home Loan Bank of Atlanta	2,336	2,676
Investment in life insurance	7,519	7,304
Premises and equipment, net	6,817	6,624
Other assets	6,148	6,647

TOTAL ASSETS	$462,348	$420,850

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$33,996	$34,662
Interest-bearing demand deposits	82,811	71,447
Savings	5,764	5,892
Time	262,008	227,274

TOTAL DEPOSITS	384,579	339,275
Short-term borrowings	15,000	25,000
Long-term debt	28,764	26,764
Accrued expenses and other liabilities	2,904	1,552

TOTAL LIABILITIES	431,247	392,591

SHAREHOLDERS’ EQUITY:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,589,692 and 3,619,786 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	13,191	13,007
Retained earnings	13,884	10,908
Accumulated other comprehensive loss	(793)	(475)

TOTAL SHAREHOLDERS’ EQUITY	31,101	28,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$462,348	$420,850

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2007	2006	2007	2006
		(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees		$7,057	$6,086	$19,967	$17,263
Investment securities:
Taxable		664	623	1,915	1,612
Tax-exempt		236	250	806	711
Federal funds sold and interest-earning deposits		53	80	206	223
Other		44	30	134	90

	TOTAL INTEREST INCOME	8,054	7,069	23,028	19,899

INTEREST EXPENSE
Demand deposits		753	496	2,151	1,372
Savings		14	16	46	49
Time		3,315	2,835	9,113	7,326
Short-term borrowings		210	102	757	515
Long-term borrowings		349	363	1,050	1,003

	TOTAL INTEREST EXPENSE	4,641	3,812	13,117	10,265

	NET INTEREST INCOME	3,413	3,257	9,911	9,634
PROVISION FOR LOAN LOSSES		—	35	—	394

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES		3,413	3,222	9,911	9,240

NON-INTEREST INCOME
Service charges on deposits accounts		263	228	753	702
Mortgage operations		146	181	485	401
Income from brokerage activities		82	58	237	171
Increase in cash surrender value of life insurance		74	65	215	194
Gain (loss) on sale of investments		3	(103)	3	(149)
Other (Note E)		89	181	300	372

	TOTAL NON-INTEREST INCOME	657	610	1,993	1,691

NON-INTEREST EXPENSE
Salaries and employee benefits		1,349	1,264	4,075	3,750
Occupancy and equipment		274	259	882	814
Data processing and other outside services		288	294	887	870
Office supplies and postage		87	92	236	269
Deposit and other insurance		124	63	251	171
Professional and other services		46	47	213	114
Advertising		23	48	156	251
Other (Note E)		134	196	471	501

	TOTAL NON-INTEREST EXPENSE	2,325	2,263	7,171	6,740

	INCOME BEFORE INCOME TAXES	1,745	1,569	4,733	4,191
INCOME TAXES		540	460	1,444	1,340

	NET INCOME	1,205	1,109	3,289	2,851
Dividends on preferred stock		104	103	313	312

Net income available to common shareholders		$1,101	$1,006	$2,976	$2,539

NET INCOME PER COMMON SHARE
Basic		$.24	$.24	$.66	$.59

Diluted		$.23	$.21	$.61	$.54

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,205	$1,109	$3,289	$2,851

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses on available-for-sale securities	906	1,676	(515)	393
Tax effect	(349)	(645)	199	(152)
Reclassification of (gains) losses recognized in net income	(3)	103	(3)	149
Tax effect	1	(40)	1	(58)

Net of tax amount	555	1,094	(318)	332

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	—	(33)	—	(12)
Tax effect	—	13	—	5
Reclassification of (gains) losses recognized in net income	—	(108)	—	(108)
Tax effect	—	41	—	41

Net of tax amount	—	(87)	—	(74)

Total other comprehensive income (loss)	555	1,007	(318)	258

Comprehensive income	$1,760	$2,116	$2,971	$3,109

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained earnings	Accumulated other com- prehensive loss	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2006	5,000	$4,819	3,619,786	$13,007	$10,908	$(475)	$28,259
Net income	—	—	—	—	3,289	—	3,289
Other comprehensive loss	—	—	—	—	—	(318)	(318)
Stock awards	—	—	124	2	—	—	2
Stock options exercised	—	—	65,301	192	—	—	192
Redeem fractional shares	—	—	(465)	(10)	—	—	(10)
Effect of 5-for-4 stock split	—	—	904,946	—	—	—	—
Preferred dividends paid	—	—	—	—	(313)	—	(313)

Balance at September 30, 2007	5,000	$4,819	4,589,692	$13,191	$13,884	$(793)	$31,101

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Amounts in thousands)
Operating Activities
Net income	$3,289	$2,851
Depreciation and amortization	374	212
Provision for loan losses	—	394
(Gain) loss on sale of investment securities available for sale	(3)	149
Gain on sale of derivative contract	—	(108)
Gain on sale of loans	(485)	(401)
Origination of loans held for sale	(22,774)	(19,089)
Proceeds from sales of loans held for sale	24,316	19,506
Increase in cash surrender value life insurance	(215)	(194)
Loss on sale of other real estate owned	45	—
Stock based compensation expense	2	—
Changes in assets and liabilities:
(Increase) decrease in other assets	284	(1,412)
Increase in accrued expenses and other liabilities	1,532	17

Net cash provided by operating activities	6,365	1,925

Investing Activities
Purchases of investment securities available for sale	(21,834)	(30,677)
Maturities and calls of investment securities available for sale	1,389	1,385
Maturities and calls of investment securities held to maturity	—	250
Principal paydowns on investment securities available for sale	2,674	2,969
Sales of investment securities available for sale	20,714	10,448
Net increase in loans from originations and principal repayments	(49,129)	(24,899)
(Purchase) redemption of FHLB stock	340	188
Purchases of premises and equipment	(562)	(780)
Proceeds from sale of foreclosed assets	381	1,935

Net cash used by investing activities	(46,027)	(39,181)

Financing Activities
Net increase in deposits	45,304	48,854
Net decrease in short-term borrowings	(10,000)	(5,000)
Net increase in long-term borrowings	2,000	—
Proceeds from common stock issue	2	—
Proceeds from stock options exercised	192	201
Non-cumulative perpetual preferred stock dividends paid	(313)	(312)
Purchase of fractional shares	(10)	(7)

Net cash provided by financing activities	37,175	43,736

Net increase (decrease) in cash and cash equivalents	(2,487)	6,480
Cash and cash equivalents, beginning of period	12,438	13,098

Cash and cash equivalents, end of period	$9,951	$19,578

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2007 and for the three month and nine month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B—COMMITMENTS

At September 30, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$38,528
Undisbursed lines of credit	31,084
Standby letters of credit	7,728
Commitments to sell loans held for sale	959

NOTE C—PER SHARE DATA

Basic and diluted net income per share of common stock has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 25% stock split effected in the form of a stock dividend distributed January 13, 2007. Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month and nine month periods ended September 30, 2007 there were 10,000 options that were antidilutive. For the three and nine month periods ended September 30, 2006, there were no options that were antidilutive.

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of shares used in computing basic net income per share	4,547,515	4,335,641	4,532,192	4,320,421
Effect of dilutive stock options	320,198	423,865	336,038	422,615

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,867,713	4,759,506	4,868,230	4,743,036

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D—LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At September 30, 2007		At December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$308,773	85.19%	$265,986	84.82%
Commercial and industrial loans	46,943	12.95%	38,965	12.43%
Loans to individuals	6,754	1.86%	8,625	2.75%

Subtotal	362,470	100.00%	313,576	100.00%

Net deferred loan costs (fees)	(48)		(4)

Loans	$362,422		$313,572

An analysis of the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$4,226	$4,295	$4,222	$4,090

Provision charged to operations	—	35	—	394

Charge-offs	(115)	(53)	(134)	(227)
Recoveries	31	25	54	45

Net (charge-offs) recoveries	(84)	(28)	(80)	(182)

Balance at end of period	$4,142	$4,302	$4,142	$4,302

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D—LOANS (Continued)

The following is a summary of nonperforming assets at the periods presented:

	September 30, 2007	December 31, 2006
	(In thousands)
Nonaccrual loans	$266	$794
Foreclosed assets	2,110	2,337

Total	$2,376	$3,131

NOTE E—NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Debit card income	$45	$32	$126	$94
ATM interchange income	2	3	7	9
Safe deposit rent	3	2	9	8
Check upcharge	7	5	19	17
Income from rental property	13	17	46	75
Gain on sale of derivative	—	108	—	108
Other	19	14	93	61

Total	$89	$181	$300	$372

The major components of other non-interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Travel	$21	$42	$74	$143
Contributions	11	8	33	32
Director fees	32	40	92	105
Dues and memberships	17	13	31	25
Credit reports and filing fees	10	—	26	10
Franchise tax	—	—	44	50
Appraisals	7	—	19	—
Deposit charge offs	3	7	15	23
Loss on sale of OREO	—	—	45	—
Loan collection expense	19	12	52	15
Other	14	74	40	98

Total	$134	$196	$471	$501

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

SFAS No. 157 Statement of Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company must adopt these new requirements no later than the first quarter of 2008. The Company has not yet determined the effect of adopting SFAS 157 on its consolidated financial statements.

SFAS No. 159 Statement of Financial Accounting Standards

In February 2007, the FASB issued SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company did not elect early adoption as provided for in the Statement, and is currently evaluating the impact, if any, of adopting this Statement on the consolidated financial statements.

Emerging Issues Task Force

In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, Accounting for Collateral Assignment Split Dollar Life Insurance Arrangements, (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with an employee such as the promise to maintain a life insurance policy or provide a death benefit. These standards are effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the effect that EIFT Issue 06-4 and EITF Issue 06-10 may have on the Company’s consolidated financial statements.

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

Financial Condition at September 30, 2007 and December 31, 2006

During the nine-month period ending September 30, 2007, our total assets increased by $41.5 million to $462.3 million from $420.9 million at December 31, 2006. At September 30, 2007, loans totaled $362.4 million, an increase of $48.9 million, or 15.58%, for the nine months, as loan demand continues to be strong in our markets. Our loan portfolio experienced increases in real estate and commercial loans in the amount of $42.8 million and $8.0 million, respectively. Consumer loans decreased by $1.9 million to $6.8 million. Federal funds sold and interest-earning deposits decreased by $2.1 million, or 19.31%, to $8.8 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities and loans held for sale decreased by $7.0 million during the nine months, to $81.2 million or 17.58% of total assets at September 30, 2007 versus $88.2 million, or 20.97% of total assets, at December 31, 2006. At September 30, 2007, investment securities available for sale totaled $70.3 million, a decrease of $3.5 million, or 4.68% compared to December 31, 2006.

Deposits continue to be our primary funding source. At September 30, 2007, deposits totaled $384.6 million, an increase of $45.3 million, or 13.35%, from year-end 2006. Included in the deposit balances are $101.5 million of brokered certificates of deposit, an increase of $8.0 million, or 8.56%, from year-end. We also utilize borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $8.0 million, or 18.61%, to $35.0 million at September 30, 2007.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2007, our shareholders’ equity totaled $31.1 million, an increase of $2.8 million from the December 31, 2006 balance. This increase resulted from net income available to common shareholders of $3.0 million for the nine month period, net of the increase in accumulated other comprehensive loss in the amount of $318,000 and proceeds from the exercise of stock options in the amount of $184,000.

Comparison of Results of Operations for the

Three Months Ended September 30, 2007 and 2006

Net Income. Our net income available for common shareholders for the three months ended September 30, 2007 was $1.1 million, an increase of $95,000, or 9.44%, from net income available to common shareholders of $1.0 million for the same three-month period in 2006. Net income per diluted share of $0.23 increased $0.02 per diluted share compared to the prior period. We have experienced strong growth, with total assets averaging $456.0 million during the current three-month period compared to $402.8 million in the comparative prior year period, an increase of 13.21%. Our interest rate spread and net yield on average interest-earning assets decreased 47 basis points and 32 basis points respectively. An increase in net interest income of $156,000, an increase in non-interest income for the quarter ended

September 30, 2007 in the amount of $47,000 and a decrease of $35,000 in the provision for loan losses exceeded the increase of $62,000 in non-interest expenses.

Net Interest Income. Net interest income increased by $156,000, or 4.79%, to $3.4 million for the three months ended September 30, 2007. Our total interest income benefited from growth in the level of average earning assets which was offset by a decrease in asset yields caused by decreases in interest rates charged on loan originations. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the third quarter of 2007 increased $60.7 million, or 15.07%, as compared with the same period in 2006. Our average yield on total interest-earning assets decreased by 12 basis points from 7.32% to 7.20%. Our average total interest-bearing liabilities increased by $44.1 million, or 12.84%. Our average cost of total interest-bearing liabilities increased 35 basis points from 4.40% to 4.75%, reflecting the extremely competitive demand for deposits in our markets. For the three months ended September 30, 2007, our net interest spread was 2.45% and our net interest margin was 3.05%. For the three months ended September 30, 2006, our net interest rate spread was 2.92% and our net interest margin was 3.37%.

Provision for Loan Losses. The Bank made no provision for loan losses during the three months ended September 30, 2007, compared to a provision of $35,000 made during the three months ended September 30, 2006. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management. Loan recoveries of previously charged-off loans were $31,000 during the three months ended September 30, 2007, offset by $115,000 of loan charge-offs. At September 30, 2007, we had non-accrual loans in the amount of $266,000, while the allowance for loan losses decreased $84,000 to $4.1 million, or 1.14% of total loans. Because of the Company’s positive asset quality results, we have not found it necessary to make provisions to the Bank’s loan loss reserve. The Bank holds secured positions in these non-accrual loans. At December 31, 2006, the Bank had non-accrual loans in the amount of $794,000, while the allowance for loan losses stood at $4.2 million, or 1.35% of total loans.

Non-Interest Income. For the third quarter of 2007, non-interest income increased $47,000, or 7.70%, to $657,000 from $610,000 for the same period the prior year. Changes for the three months ended September 30, 2007 include an increase of $35,000 in service charges and fees on deposits, an increase of $24,000 in brokerage related income, an increase in cash value of life insurance of $9,000, an increase in gain on sale of investments of $106,000, a decrease in mortgage brokerage activities of $35,000 and a decrease in all other non-interest income of $92,000, which is comprised of a decrease in bank rental income of $16,000 and a non-recurring gain on the sale of a derivative in 2006 .

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended September 30, 2007, total non-interest expense increased $62,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $85,000, reflecting staffing increases incurred by the opening of our new branch located in Mebane, North Carolina. Deposit and other insurance expense increased $61,000 as a result in increases charged by the FDIC for deposit insurance. Occupancy and equipment costs increased $15,000 reflecting increased utility costs associated with communications and branch up fittings, advertising expense decreased $25,000, and office and supplies and postage decreased $5,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 30.95% and 29.32%, respectively, for the three months ended September 30, 2007 and 2006. The increase in the tax rate accrual is due to a decrease in tax-free federal and state income.

Comparison of Results of Operations for the

Nine Months Ended September 30, 2007 and 2006

Net Income. Net income available for common shareholders for the nine months ended September 30, 2007 was $3.0 million, an increase of $437,000, or 17.21%, from net income available to common shareholders of $2.5 million for the same nine-month period in 2006. Net income per diluted share of $0.61 increased $0.07 per diluted share compared to the prior period. We have experienced double digit growth, with total assets averaging $441.3 million during the current nine-month period compared to $393.3 million in the comparative prior year period, an increase of 12.19%. Our interest rate spread and net yield on average interest-earning assets decreased 42 basis points and 31 basis points respectively. An increase in net interest income of $277,000, an increase in non-interest income for in the amount of $302,000 and a decrease of $394,000 in the provision for loan losses exceeded the increase of $431,000 in non-interest expenses, all during the nine month period ended September 30, 2007.

Net Interest Income. Net interest income increased by $277,000, or 2.88%, to $9.9 million for the nine months ended September 30, 2007. Our total interest income benefited from strong growth in the level of average earning assets and increased asset yields caused by increases in interest rates charged on loan originations. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets increased $48.4 million, or 12.91%, during the first nine months of 2007 as compared with the same period in 2006. Our average yield on total interest-earning assets increased by 17 basis points from 7.10% to 7.27%. Our average total interest-bearing liabilities increased by $38.5 million, or 11.46%. Our average cost of total interest-bearing liabilities increased 60 basis points from 4.08% to 4.68%, reflecting the extremely competitive demand for deposits in our markets. For the nine months ended September 30, 2007, our net interest spread was 2.59% and our net interest margin was 3.13%. For the nine months ended September 30, 2006, our net interest rate spread was 3.01% and our net interest margin was 3.44%.

Provision for Loan Losses. The Bank made no provision for loan losses for the nine months ended September 30, 2007, compared to a provision of $394,000 we made for the nine months ended September 30, 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Because of the Company’s positive asset quality results, we have not found it necessary to make provisions to the Bank’s loan loss reserve. Our loan recoveries of previously charged off loans were $54,000 during the nine months ended September 30, 2007, offset by $134,000 of loan charge-offs. At September 30, 2007, we had non-accrual loans in the amount of $266,000, while the allowance for loan losses decreased $80,000 to $4.1 million, or 1.14% of total loans. The Bank holds secured positions in these non-accrual loans. At December 31, 2006, we had non-accrual loans in the amount of $794,000, while the allowance for loan losses stood at $4.2 million, or 1.35% of total loans.

Non-Interest Income. For the first nine months of 2007, non-interest income increased $302,000, or 17.86%, to $2.0 million from $1.7 million for the same period the prior year. Changes for the nine months ended September 30, 2007 include an increase of $51,000 in service charges and fees on deposits, an increase of $84,000 in mortgage operations income, an increase in brokerage related income of $66,000, an increase in cash value of life insurance of $21,000, an increase in gain on sale of investments of $152,000 and an decrease in all other non-interest income of $72,000 which is comprised of a decrease in bank rental income of $29,000 and a non-reoccurring gain on the sale of a derivative in 2006 .

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the nine-months ended September 30, 2007, total non-interest expense increased $431,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $325,000, reflecting the increase in commissions paid on mortgage originations as well as staffing increases incurred by the opening of our new branch located in Mebane, North Carolina. Occupancy and equipment costs increased $68,000, also reflecting costs associated with the new Mebane branch, professional and other services increased $99,000, FDIC insurance premium expense increased $80,000, and data processing expense increased $17,000. These increases in expense were offset by $33,000 decreases in expenses for office and postage, other expense decreases of $30,000, and advertising expense which decreased $95,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 30.51% and 31.98%, respectively, for the nine months ended September 30, 2007 and 2006. The decrease in the tax rate accrual is due to an increase in federal and state non-taxable investment income.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $81.2 million at September 30, 2007 compared to $88.2 million at December 31, 2006. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $92.0 million from the FHLB, subject to collateral constraints, with $35.0 million outstanding at September 30, 2007 and $43.0 million at December 31, 2006. All borrowings with FHLB must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2007, the Company’s average equity to average asset ratio was 6.66%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s tier I risk-based capital ratio at September 30, 2007 was 10.03%.

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

Item 4.	Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Rule 13a-14 under the Securities Exchange Act, as amended of 1934 (the ‘Exchange Act’). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information with respect to all equity securities sold by the Company during the three months ended September 30, 2007 that were not registered under the Securities Act of 1933, as amended.

Date of Sale	Purchaser	Number of shares Sold	Exercise Price per Share	Aggregate Price
07/02/2007	Peggy Moran	1,021	$2.7548	$2,812.65
07/20/2007	Peggy Moran	1,021	$2.7548	2,812.65
08/31/2007	Randolph J. Cary, Jr.	50,191	$2.7548	$138,266.17
08/31/2007	Randolph J. Cary, Jr.	13,068	$3.6731	$48,000.07

		63,259		$191,891.54

All of the above sales concern exercises of options to purchase shares of the Company’s common stock by participants in the Company’s employee or director stock option plans and did not involve underwriters. The sales are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, by virtue of being transactions not involving any public offering.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-A12G filed with the SEC on June 5, 2002, as amended on August 15, 2005 by Articles of Amendment, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on August 29, 2005.

Exhibit 3.2	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-A12G filed with the SEC on June 5, 2002.

Exhibit 4.1	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit 4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Exhibit 10.1	Employment Agreement between Randolph J. Cary, Jr. and the Bank, incorporated herein by reference to Exhibit 6(i) to the Form 10-SB filed with the FDIC on April 30, 1998.

Exhibit 10.2	Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998.

Exhibit 10.3	Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998.

Exhibit 10.4	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998.

Exhibit 10.5	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 2000.

Exhibit 10.6	Amended and Restated Company Omnibus Stock Ownership and Long-Term Incentive Plan, dated April 24, 2007, incorporated herein by reference to exhibit 10.6 to the form 10Q, file with the SEC on August 13, 2007.

Exhibit 10.7	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Form 10-KSB, filed with the SEC on March 29, 2006.

Exhibit 10.8	Amendment of Stock Option Agreements granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.2 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.9	Amendment of Stock Option Agreement, with resale restrictions, granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.3 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.10	Salary Continuation Agreement dated October 1, 2004 between the Bank and Randolph J. Cary Jr., incorporated herein by reference to Exhibit 10.10 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.11	Salary Continuation Agreement dated October 1, 2004 between the Bank and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.11 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.12	Salary Continuation Agreement dated October 1, 2004 between the Bank and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.12 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.13	Salary Continuation Agreement dated October 1, 2004 between the Bank and R. Craig Patterson, incorporated herein by reference to Exhibit 10.13 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.14	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Randolph J. Cary Jr., incorporated herein by reference to Exhibit 10.14 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.15	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.15 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.16	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.16 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.17	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and R. Craig Patterson, incorporated herein by reference to Exhibit 10.17 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.18	Severance Agreement dated March 11, 2005 between the Company and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.18 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.19	Severance Agreement dated March 11, 2005 between the Company and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.19 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.20	Severance Agreement dated March 7, 2006 between the Company and R. Craig Patterson, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on March 7, 2006.

Exhibit 10.21	Indemnification Agreement with directors, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.22	Amended Salary Continuation Agreement dated December 6, 2006, between MidCarolina Bank and Robert C. Patterson, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 11, 2006.

Exhibit 10.23	Amendment to Bank Director Stock Option Plan, dated April 24, 2007, incorporated herein by reference to exhibit 10.23 to the form 10Q, filed with the SEC on August 13, 2007.

Exhibit 10.24	Amendment to Bank Employee Stock Option Plan, dated April 24, 2007, incorporated herein by reference to exhibit 10.24 to the form 10Q, filed with the SEC on August 13, 2007.

Exhibit 11	See Note C to the Consolidated Financial Statements.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: November 9, 2007	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer