Form 10-K
period 2007-12-31
MIDCAROLINA FINANCIAL CORP
filed 2008-03-28
CIK 1174872

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and non-voting equity, held by non affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $55.5 million.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,919,251 shares of common stock, no par value, as of March 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders of MidCarolina Financial Corporation, to be held on May 27, 2008 (the “Proxy Statement”), are incorporated by reference into Part III.

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

The Bank’s primary market area is Alamance County and Guilford County, North Carolina. The Bank’s main office is located in Burlington, North Carolina. The Bank also has one full-service branch in Burlington, NC, one full-service branch in Graham, North Carolina, two full-service branches in Greensboro, North Carolina and one full-service branch in Mebane, North Carolina. The Bank has limited service offices in the Alamance Regional Medical Center and the Village of Brookwood Retirement Center, both of which are located in Burlington. The Bank’s loans and deposits are primarily generated from the areas where its offices are located.

The Bank’s primary sources of revenue are interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. The Bank’s current lending strategy is to establish market share throughout Alamance and Guilford Counties, with an emphasis in Burlington, Graham, Greensboro amd Mebane. At December 31, 2007, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $5.3 million.

Interest and dividend income from investment activities generally provide the second largest source of income to the Bank after interest on loans. During 2007, the Bank chose to manage its overall liquidity position by marginally increasing the average balance of its securities portfolio and deploying more of its funds into lower risk mortgage-backed securities with short durations, U.S. Agency securities and State and Local Government issued federally tax-exempt securities. The interest and dividends earned from the investment portfolio therefore increased during 2007.

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

The Bank is the sole banking subsidiary of the Company. Two trusts (MidCarolina I and MidCarolina Trust II) were formed as subsidiaries of the Company to facilitate the infusion of Trust Preferred Securities as a form of non-dilutive equity into the Company. The trusts are not consolidated in these financial statements. The majority of the Company’s operations are located at the Bank level. Throughout this Annual Report on Form 10-K, results of operations will be discussed by referring to the Bank’s operations, unless a specific reference is made to the Company and its operating results apart from the Bank.

The Bank has continued to experience steady growth since its formation in 1997. The Bank’s assets totaled $466.5 million, $420.9 million and $370.4 million as of December 31, 2007, 2006 and 2005, respectively. The Company had net income available to shareholders for the year ended December 31, 2007 of $4.5 million, or $0.92 per diluted share. When adjusted for an after-tax one time adjustment of $579,000 related to the reversal of accrued benefits originally designated for the benefit of a former executive officer, diluted earnings per common share for 2007 were $0.80, compared with $3.5 million, or $0.73 per diluted share for the year ended December 31, 2006. The per share amounts have been adjusted to reflect the 5-for-4 stock split effective January 19, 2007.

At December 31, 2007, the Company had total assets of $467.2 million, net loans of $367.2 million, deposits of $373.9 million, investment securities available-for-sale of $70.8 million and shareholders’ equity of $33.2 million.

Subsidiaries

Other than the Bank, the Company has two trust subsidiaries: MidCarolina I and MidCarolina Trust II. The Bank’s only subsidiary, MidCarolina Investments, Inc, was dormant during 2007. MidCarolina Investments engaged in general securities brokerage and offered insurance and other financial services through a contract arrangement with a third-party provider. The Bank continues to offer these services through a third-party provider.

Employees

At December 31, 2007, the Bank had 77 full-time equivalent employees.

Competition and Market Area

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. At December 31, 2007, there were 16 depository institutions with 50 offices in Alamance County. The Bank had a deposit market share of 13.9% in Alamance County. The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

The Bank’s primary market area is Alamance County. The population of Alamance County is 139,786 and the median household income is $40,365. Alamance County has a diverse economy with no concentration in any one specific industry. Major businesses and industries in the area include LabCorp, a laboratory that provides specialized testing services for the medical industry, Alamance Health Services, Elon University, Honda Power Equipment Manufacturing and GKN Automotive, a manufacturer of automobile drive shafts.

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

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance fund as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance fund. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2007.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing common stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for a “well capitalized” bank holding company; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

Although the payment of dividends and the repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this section, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares is largely dependent upon the Company’s receipt of dividends from the Bank.

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

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. Prior to January 1, 2007, FDIC assessments for deposit insurance ranged from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Effective January 1, 2007, the assessments range from 5 to 43 basis points per $100 of insured deposits. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are charged quarterly.

Federal Home Loan Bank System. The Federal Home Loan Bank System provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount equal to at least 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the new activity-based stock ownership requirement. On December 31, 2007, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take those records into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination that was conducted during August 2007.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2007, the Bank had the requisite capital levels to qualify as “well capitalized”.

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

Available Information. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.midcarolinabank.com, as soon as reasonably practicable after the reports are electronically filed with the SEC. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Information on the operation of the Public Reference room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

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

We may have higher credit losses than the reserve we have set aside

Our credit losses could exceed the allowance for credit losses we have set aside. Our average loan size continues to increase. Reliance on historic credit loss experience may not be indicative of future credit losses. Approximately 71.7% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more vulnerable to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit repayment capacity of our borrowers.

A significant amount of the Bank’s business is concentrated in lending which is secured by property located in Alamance and Guilford Counties and surrounding areas

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the Bank is required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, the Bank’s earnings and capital could be adversely affected.

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

The small amount of trading volume in our common stock can cause price volatility

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

The Company’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. The principal component of the Company’s earnings is the net interest income of the Bank. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Federal Reserve has made significant changes in interest rates. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes may have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. In addition, there are costs associated with our risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

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

The total net book value of the Bank’s furniture, fixtures, leasehold improvements, land, buildings and equipment at December 31, 2007 was approximately $6.8 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance. Additional information about this property is set forth in Note (F) to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, which note is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of management, neither the Company nor the Bank is involved in any material pending legal proceedings other than routine litigation that is incidental to its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There currently is a limited trading market for the Company’s common stock, and there can be no assurance that a more active market will develop. The Company’s common stock is traded over-the-counter with quotations available on the National Daily Quotation Services “Bulletin Board” under the symbol “MCFI.” There were 1,599 stockholders of record as of February 5, 2008, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the over-the-counter market quotations for the Company’s common stock for the year- ended December 31, 2007 and 2006. The quotations, which have been adjusted to reflect declared stock splits in the form of stock dividends in 2007 and 2006, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2007
First quarter	$19.60	$12.75
Second quarter	$15.00	$13.70
Third quarter	$14.95	$12.50
Fourth quarter	$13.75	$9.00

2006
First quarter	$18.18	$10.51
Second quarter	$16.00	$13.09
Third quarter	$15.12	$13.20
Fourth quarter	$16.00	$13.60

The following graph and index compare (i) the yearly change in the cumulative total stockholders return on the Company’s common stock with (ii) the cumulative return of the Nasdaq Composite, and (iii) the Nasdaq Bank index. The graph and index assume that the value of an investment in the Company’s common stock was $100.00 on December 31, 2002, and that all dividends were reinvested. The performance shown in the graph and index represents past performance and should not be considered an indication of future performance.

MidCarolina Financial Corporation

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
MidCarolina Financial Corporation	100.00	147.96	176.84	180.00	274.42	165.00
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35

Recent Sale of Unregistered Securities

The following table provides information with respect to all securities sold by the Company during the three years ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended. All of the sales concern exercises of options to purchase shares of the Company’s common stock by participants in the Company’s employee or director stock option plans and did not involve underwriters. The sales are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, by virtue of being transactions not involving any public offering.

Year of Sale	Number of shares sold	Average exercise price per share	Aggregate price
2005	7,734	$2.75	$21,269
2006	219,607	$4.99	$1,095,839
2007	65,301	$2.94	$191,985

Recent Repurchase of Company’s Securities

The Company did not repurchase any of its securities in the last quarter of the fiscal year ending December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

In 1998, the Bank’s board of directors and shareholders approved a non-qualified stock option plan for certain Bank directors, and an incentive stock option plan for certain officers and key employees (together the “1998 Plans”). In 2004, the Company’s Board of Directors and shareholders approved the MidCarolina Financial Corporation Omnibus Equity Compensation Plan (the “2004 Omnibus Plan”). For more information on these plans, see Note L in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The following table presents, as of December 31, 2007, the numbers of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights, the weighted-average price of the outstanding options, warrants and rights, and the number of securities remaining that may be issued under the 1998 Plans and 2004 Omnibus Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights(2)		(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by our stockholders	536,519	(1)(2)	$5.53	202,309
Equity compensation plans not approved by our stockholders	—		$—	—
Total	536,519		$5.53	202,309

(1)	Of the 536,519 stock options issued under the 1998 Plans and the 2004 Omnibus Plan, a total of 522,519 of those stock options have vested or are exercisable within 60 days.
(2)

All per share data has been restated to reflect the effects of a stock split effected in the form of a 10% stock dividend in 2002, a stock split effected in the form of a 20% stock dividend in 2003 and 2004, a stock split effected in the form of a 25% stock dividend in 2005, a stock split effected in the form of a 10% stock dividend in 2006 and a 25% stock split in the form of a stock dividend in January 2007.

See “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above, and “NOTE P – Shareholders Equity – Notes to Consolidated Financial Statements” below for regulatory restrictions which limit the ability of the Bank to pay dividends. Except for cash dividends paid by the Bank to MidCarolina Financial Corporation, the Company has not paid any cash dividends to common stockholders from the time either began operations through December 31, 2007. Management believes that the most effective use of its capital is to retain it for the purpose of supporting continued growth in earning assets. The Company paid cash dividends in the amount of $417 thousand to non-cumulative perpetual preferred stockholders during 2007. Cash dividends in the amount of $417 thousand were paid to non-cumulative perpetual preferred stockholders during 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain summary consolidated financial data, performance ratios and other data at, or for the periods indicated. As this information is only a summary, you should read it in conjunction with the historical financial statements (and related notes) of the Company and “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Total interest income	$31,053	$27,061	$19,208	$12,174	$9,652
Total interest expense	17,721	14,241	8,327	4,383	3,298

Net interest income	13,332	12,820	10,881	7,791	6,354
Provision for loan losses	425	394	1,373	1,030	586

Net interest income after provision	12,907	12,426	9,508	6,761	5,768
Noninterest income	3,108	2,304	2,683	4,141	3,575
Noninterest expense	8,786	9,077	8,546	8,010	6,845

Income before income taxes	7,229	5,653	3,645	2,892	2,498
Provision for income taxes	2,342	1,757	1,277	950	835

Net income	4,887	3,896	2,368	1,942	1,663
Dividends on preferred stock	417	417	104	—	—

Net income available to common shareholders	$4,470	$3,479	$2,264	$1,942	$1,663

Per Share Data (1):
Earnings per common share—basic	$0.98	$0.80	$0.53	$0.45	$0.39
Earnings per common share—diluted	0.92	0.73	0.48	0.42	0.36
Market price
High	19.60	18.18	12.37	10.67	9.68
Low	9.00	10.51	8.44	7.52	5.43
Close	9.50	15.80	10.36	8.49	8.51
Book value—common shares	6.13	5.20	4.25	3.83	3.40

Weighted average common shares outstanding
Basic	4,548,565	4,348,128	4,299,522	4,289,401	4,233,899
Diluted	4,864,893	4,775,853	4,669,601	4,621,764	4,556,784

Selected Year-End Balance Sheet Data:
Total assets	$467,186	$420,850	$370,440	$284,888	$212,561
Loans, held to maturity	371,714	313,572	279,962	217,683	178,913
Allowance for loan losses	4,462	4,222	4,090	2,865	2,522
Deposits	373,897	339,275	300,262	216,791	151,982
Short-term borrowings	19,000	25,000	10,000	15,500	18,500
Long-term debt	38,764	26,764	34,764	34,764	26,500
Shareholders’ equity	33,150	28,259	23,093	16,424	14,411

Selected Average Balances:
Total assets	$447,442	$397,514	$329,395	$253,352	$192,822
Loans, net	344,620	301,405	252,914	204,121	160,041
Total interest-earning assets	427,142	379,168	309,935	241,992	177,780
Deposits	370,128	329,724	264,730	187,090	150,962
Total interest-bearing liabilities	380,288	338,283	280,412	215,080	158,961
Shareholders’ equity	29,901	24,550	19,743	15,484	13,665
Shareholders’ equity less average preferred equity	25,082	19,731	17,910	15,484	13,665

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Performance Ratios:
Return on average assets	1.09%	0.98%	0.72%	0.77%	0.86%
Return on average equity excluding preferred equity	17.82%	17.63%	12.64%	12.54%	12.17%
Net interest spread	2.61%	2.93%	3.23%	2.99%	3.35%
Net interest margin	3.12%	3.38%	3.51%	3.22%	3.57%
Noninterest income to total net revenue	18.91%	15.23%	19.78%	34.70%	36.01%
Noninterest income to average assets	0.69%	0.58%	0.81%	1.63%	1.85%
Noninterest expense to average assets	1.96%	2.28%	2.59%	3.16%	3.55%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.19%	0.25%	0.08%	0.11%	0.32%
Allowance for loan losses to period-end loans	1.20%	1.35%	1.46%	1.32%	1.41%
Allowance for loan losses to nonperforming loans	637.43%	531.74%	1725.74%	1127.95%	428.18%
Nonperforming assets to total assets	0.21%	0.74%	0.83%	0.80%	0.29%
Net loan charge-offs to average loans	0.05%	0.09%	0.06%	0.34%	0.09%

Capital Ratios:
Total risk-based capital	11.48%	11.28%	11.34%	11.13%	13.11%
Tier 1 risk-based capital	10.37%	10.12%	9.90%	8.78%	9.95%
Leverage ratio	8.95%	8.73%	8.64%	7.83%	9.53%
Equity to assets ratio	7.10%	6.71%	6.23%	5.77%	6.78%

Other Data:
Number of banking offices	8	8	6	6	5
Number of full time equivalent employees	77	71	69	77	63

(1)	All per share data has been restated to reflect the effects of a stock split effected in the form of a 10% stock dividend in 2002, a stock split effected in the form of a 20% stock dividend in 2003 and 2004, a stock split effected in the form of a 25% stock dividend in 2005, a stock split effected in the form of a 10% stock dividend in 2006 and a 25% stock split in the form of a stock dividend effected in January 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Significant accomplishments

In the opinion of its management, the Company’s most significant accomplishments during 2007, which are discussed in more detail in this Item 7, were as follows:

•	Total loans classified as held for investment increased 18.5%

•	Commercial and industrial loans outstanding at year end increased 20.3%

•	Average non-interest bearing deposits increased 7.2%

•	Total deposits at year end increased 10.2%

•	Non interest income increased 34.9%

•	Net income available to common shareholders increased 28.5%

•	Improved operating efficiencies

Challenges.

The Bank has achieved significant growth without the advent of acquisitions or mergers since first opening its doors in 1997. The financial industry in general is faced with many uncertainties and challenges. As management plans its strategic goals and objectives, future expectations of economic activity, and how these uncertainties could impact the Company’s performance, must be taken into consideration. The challenges that we believe are most likely to have an impact on the operations of the Company in the foreseeable future are presented below:

•	Sustaining profitable growth

•	Managing margins in an uncertain economic environment

•	Competition from bank and non-bank entities, including fierce price competition

•	Uncertainty of commercial real estate regulatory environment

•	Obtaining adequate funding of asset growth

•	Meeting capital adequacy requirements

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

FINANCIAL CONDITION

DECEMBER 31, 2007 AND 2006

The Company reported total assets increasing by $46.3 million, or 11.0%, to $467.2 million at year-end 2007. This growth was principally reflected in increased loans. Loans, excluding those held for sale, increased by $58.1 million, or 18.5%, from $313.6 million at the beginning of the year to $371.7 million at year end. Investment securities decreased by $3.0 million, or 4.1%, from $73.8 million to $70.8 million. The increase in loans was composed principally of increases of $15.8 million in commercial mortgage loans, $20.2 million in residential mortgage loans (including income producing properties) and $7.9 million in commercial and industrial loans, all of which are segments of lending the Company targets and intends to continue targeting in the future. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities, were 16.1% of total assets, at December 31, 2007, a decrease from the 20.4% of total assets at December 31, 2006. The Bank, as a member of the FHLB of Atlanta, has an investment of $3.0 million in FHLB stock. The Bank’s investment in life insurance used to offset the cost of employee benefit plans, increased by $290 thousand during 2006 to $7.6 million. The increase was due to an increase in the cash surrender value of the policies.

Deposits increased $34.6 million during 2007. Non-interest-bearing demand accounts decreased $4.1 million, or 11.8%, money market and NOW accounts increased $3.5 million, or 4.9%, and time deposits increased $35.7 million or 15.7%, over the amount of such deposits at December 31, 2006. The Bank also used wholesale brokered certificates of deposit and advances from the FHLB of Atlanta, Georgia as funding sources during 2007 to serve as a secondary source of funding asset growth. Borrowings from the FHLB increased from $43.0 million at the end of 2006 to $49.0 million at December 31, 2007. Wholesale brokered certificates of deposit comprised approximately 33.7% of total certificate of deposit balances. Typically brokered certificates of deposit have similar terms to retail certificates of deposit issued in the Bank’s local markets, with rates marginally lower than local market certificates of deposit rates.

Total shareholders’ equity increased by $4.9 million, or 17.3%, during 2007. All capital ratios continue to place the Company and the Bank in excess of the minimum required to be a well-capitalized institution by regulatory measures. The proceeds from the exercising of stock options of $279 thousand during 2007 increased shareholders’ equity by that amount. The Company issued $4.8 million in Non-Cumulative Perpetual Preferred Stock on August 15, 2005 and $8.5 million in Trust Preferred Securities during prior years, so as to remain “well capitalized” under regulatory capital guidelines without diluting existing shareholders’ ownership. The Trust Preferred Securities and Preferred Stock should provide sufficient capital to retain a “well-capitalized” designation as defined by regulatory capital guidelines for the foreseeable future. The Trust Preferred Securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a qualifying security in a consolidated subsidiary. The junior subordinated debentures issued to guarantee the Trust Preferred Securities do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding any potential implications FIN 46 may have on reporting trust preferred securities on financial statements, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust-preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under FDIC guidelines.

At December 31, 2007, the Bank was considered to be “well capitalized” under the FDIC guidelines.

NET INTEREST INCOME

Similar to most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2007, 2006 and 2005, average interest-earning assets were $427.1 million, $379.2 million and $310.0 million, respectively. During these same years, the Bank’s net yields on average interest-earning assets were 3.12%, 3.38% and 3.51%, respectively. The decrease in net yields from 2006 to 2007 is a reflection of the flatness of the yield curve during much of the year and an overall increase in cost of funding earning assets due to extreme competitive pressures in our markets. The Bank’s balance sheet is moderately positioned for stable interest rates. When interest rates change, the Bank’s earnings and net yields may compact.

Table 2, following this discussion, “Average Balances and Net Interest Income”, presents an analysis of the Bank’s net interest income for 2007, 2006 and 2005.

Table 3, following this discussion, “Volume and Rate Variance Analysis”, shows the amounts of changes in net interest income due to changes in volume and rates and illustrates that the change in the average volume of loans and the increase in average deposit rates were the predominant factors in the higher amount of net interest income realized by the Bank in 2007, when compared to 2006.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

Overview. The Company reported net income available to common shareholders of $4.5 million, or $0.92 per diluted common share, for the year ended December 31, 2007, compared with net income available to shareholders of $3.5 million, or $0.73 per diluted common share, for 2006, an improvement of $1.0 million or $0.19 per diluted share. When adjusted for an after-tax one time adjustment of $579 thousand related to the reversal of accrued benefits originally designated for the benefit of a former executive officer, net income available to common shareholders is $3.9 million, or $0.80 per diluted share, an increase of $412 thousand or 11.8%. Net interest income increased $512 thousand, or 4.0%, in 2007, and the provision for loan losses increased $31 thousand, or 7.9%, while non-interest income increased by $804 thousand or 34.9%. Non-interest expense decreased by $291 thousand or 3.2% in 2007, when adjusted for a $905 thousand pre-tax reversal of accrued benefits originally designated for a former executive officer, non-interest expense totaled $9.7 million in 2007 compared to $9.1 million in 2006, or an increase of 6.8%.

Net Interest Income. Net interest income increased to $13.3 million for the year ended December 31, 2007, a $512 thousand or 4.0% increase from the $12.8 million earned in 2006. Total interest income benefited from strong growth in the level of average earning assets and higher asset yields caused by the increase in interest rates during the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely, a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Interest rate increases will generally result in an immediate increase in the Bank’s interest income on loans, with a more delayed impact on interest expense because increases in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $48.0 million, or 12.7%, during 2007 compared to 2006, while the average yield increased by 13 basis points from 7.14% to 7.27%. As interest rates increased during 2007, the average rate on loans increased year over year. The average rate on investment securities increased in 2007 compared to 2006, reflecting management’s decision to purchase higher yielding securities during 2007 as interest rates began to rise. Average total interest-bearing liabilities increased by $42.0 million, or 12.4%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 45 basis points from 4.21% to 4.66%. With the yield on earning assets increasing less significantly than the cost of interest bearing liabilities, the Bank’s net interest margin decreased by 26 basis points. For the year ended December 31, 2007, the net interest margin was 3.12%, while for the year ended December 31, 2006, the net interest margin was 3.38%. Table 3 reflects the volume and rate variances from 2007 vs. 2006.

Provision for Loan Losses. The Bank recorded $425 thousand as the provision for loan losses in 2007, an increase of $31 thousand from the $394 thousand provision made in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2007 the provision for loan losses was made in response to a weakening economy and real estate market in the 4th quarter as well as growth in loans, as total loans outstanding, net of loans held for sale, increased by $58.1 million in 2007 and by $33.6 million in 2006. At December 31, 2007, the allowance for loan losses was $4.5 million, an increase of $240 thousand, or 5.7%, from the $4.2 million at the end of 2006. The allowance represented 1.20% and 1.35%, respectively, of loans outstanding at the end of 2007 and 2006, net of loans held for sale. At December 31, 2007, the Bank had $700 thousand in non-accrual loans. In 2006, the Bank had $794 thousand in non-accrual loans. It is management’s opinion that reserve levels are adequate.

Non-Interest Income. Non-interest income increased to $3.1 million for the year ended December 31, 2007 compared to $2.3 million for the year ended December 31, 2006, an increase of $804 thousand or 34.9%. A one time gain on the sale of other real estate in the amount of $481 thousand accounted for 15.5% of total non-interest income. Excluding the gain on the sale of other real estate, non-interest income increased $323 thousand or 14.0% for 2007. Mortgage operations income decreased to $600 thousand in 2007, from $632 thousand in 2006, reflecting a softening in the overall mortgage origination market. Service charges on deposit accounts in 2007 were $1.1 million, an increase of $114 thousand, or 12.1%, compared to $944 thousand in 2006 reflecting the positive results of a focused marketing effort to increase demand deposit accounts. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2007, 2006 and 2005.

Non-Interest Expenses. Non-interest expenses totaled $8.8 million for the year ended December 31, 2007, a decrease of $291 thousand over the $9.1 million reported for 2006. Adjusting non-interest expense for a one-time adjustment of $905 thousand related to the reversal of accrued benefits originally designated for a former executive officer, non-interest expense for 2007 would have totaled $9.7 million, an increase of $614 thousand or 6.8%. Substantially all of this increase resulted from the Bank’s growth and development during 2007 and 2006. Personnel costs after a one-time adjustment of $905 thousand related to the reversal of accrued benefits originally designated for a former executive officer increased by $248 thousand in 2007, or 4.8%. Professional and other services increased $69 thousand primarily due to expenses incurred related to the preparation of anticipated regulatory changes. Deposit and other insurance expense increased $144 thousand or 69.2% because of increased FDIC premiums. Occupancy and equipment expense increased by $7 thousand due to increases in maintenance costs. Data processing and other outside services increased $99 thousand, or 14.7%, due to the enhancement of computer systems. Advertising expense decreased $90 thousand reflecting new marketing strategies during 2007. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2007, 2006 and 2005.

Income Taxes. The provision for income tax was $2.3 million in 2007 and $1.8 million in 2006. The effective tax rates were 32.4% and 31.1%, respectively, on income before income taxes. The increase in the effective tax rate for 2007 reflects an decrease in the proportion of tax-exempt income to total income for 2007 over 2006.

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

LIQUIDITY

The Bank’s sources of liquidity are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan and securities repayments, are used to fund loans and continuing operations. At December 31, 2007, the Bank had credit availability with the FHLB of $61.4 million, with $49.0 million outstanding.

Total deposits were $373.9 million and $339.3 million at December 31, 2007 and 2006, respectively. The Bank’s deposits increased 10.2% in 2007. Because the Bank’s organic deposit growth was not sufficient in amount to meet the total funding needs of the Bank’s asset growth, the Bank looked to alternative funding sources during 2007. In light of local market deposit competition during the year, the Bank found it less costly to access brokered certificates of deposits rather than compete for higher cost of funds sources within its local markets. The Bank will continue to evaluate all funding sources for cost, accessibility, dependability and efficiency. Brokered certificates of deposits decreased by $4.8 million during 2007, from $93.5 million in 2006 to $88.7 million in 2007, a decrease of 5.1%.

At December 31, 2007 and 2006, time deposits represented 70.3% and 67.0%, respectively, of the Bank’s total deposits. Certificates of deposit of $100,000 or more represented 51.5% and 47.5%, respectively, of the Bank’s total deposits at December 31, 2007 and 2006. At December 31, 2007, the Bank had $5.2 million in public deposits and $88.7 million in brokered time deposits. These sources of funds are generally considered to be less stable than deposits from the Bank’s local markets. However, management believes that the other non-alternative funding time deposits are relationship oriented. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity. The Bank’s aggregate wholesale funding as a percentage of total assets decreased to 34.7% in 2007 from 34.9% in 2006. The wholesale funding aggregate decrease is due primarily to the discontinued renewal and issuance of certificates of deposit raised over the internet, whose outstanding balance decreased from $2.6 million in 2006 to $491 thousand in 2007.

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

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6, following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2007.

CAPITAL RESOURCES

At December 31, 2007 and 2006, shareholders’ equity of the Company totaled $33.2 million and $28.3 million, respectively. The Company’s equity to asset ratio on those dates was 7.1% and 6.7%, respectively, reflecting the Company’s aggressive growth. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1—DESCRIPTION OF BUSINESS — SUPERVISION AND REGULATION.” Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank.

All capital ratios place the Bank in excess of minimum requirements to be classified as “well capitalized’ by regulatory measures. The Bank’s leverage ratio was 8.95% at December 31, 2007.

Note P to the accompanying consolidated financial statements presents an analysis of the Bank’s regulatory capital position as of December 31, 2007 and 2006. Management anticipates that the Bank will remain “well-capitalized” for regulatory purposes throughout 2008.

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

Based on the results of the income simulation model, as of December 31, 2007, the Bank would expect a decrease in net interest income of $193 thousand if interest rates increase from current rates by an instantaneous 100 basis points and a decrease in net interest income of $127 thousand if interest rates decrease from current rates by an instantaneous 100 basis points.

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

Table 7, following this discussion, “Interest Rate Sensitivity Analysis”, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and are placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

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

Table 9, “Loan Maturities”, following this discussion, presents, at December 31, 2007, (i) the aggregate maturities or re-pricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates.

Commercial and Industrial Loans. At December 31, 2007, the Bank’s commercial and industrial loan portfolio equaled $46.9 million, or 12.6% of total loans, as compared with $39.0 million, or 12.2% of total loans, at December 31, 2006. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

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

Residential 1- 4 family loans are classified into two categories: conforming loans, that are originated under the underwriting guidelines established by FNMA or FHLMC and held for sale and nonconforming loans that are originated and retained in the Bank’s loan portfolio. The terms “conforming” and “nonconforming” do not refer to credit quality, but rather to whether the loan is underwritten so that it can be sold in the secondary market. At December 31, 2007, loans held for sale amounted to $823 thousand while nonconforming loans held in the Bank’s permanent portfolio amounted to $57.3 million. The Bank’s permanent residential mortgage loans are generally secured by properties located within the Bank’s market area. Most of the one to four family residential mortgage loans that the Bank makes are conforming loans and are sold within 30 days of closing to a correspondent bank. The Bank originated 207 loans in the amount of $27.3 million for sale in the secondary market during 2007. The Bank receives a fee for each loan originated, with fees aggregating $600 thousand for the year ended December 31, 2007 and $632 thousand for the year ended December 31, 2006. The Bank anticipates that it will continue to be an active originator of residential loans. Nonconforming residential mortgage loans that are retained in the Bank’s loan portfolio generally have rate terms of five years or less, with amortizations up to 20 years.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans amounted to $140.2 million at December 31, 2007. These loans are secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guarantee of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate usually involve a greater degree of risk than 1-4 family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

The President and the Chief Credit Officer each have the authority to approve loans up to $400 thousand. The President in conjunction with the Chief Credit Officer have the combined authority to approve loans up to $2 million which is the maximum staff, in-house lending limit set by the Board of Directors. The Board’s Loan Committee approves all loans in excess of the staff’s in-house lending limit. The Committee consists of the President, the Chairman and Vice Chairman of the Bank’s Board and four outside directors as appointed by the Board of the Bank

Additionally, all loans of $50 thousand or greater and all loans with relationship exposure of $200,000 or above are reviewed by the Management Loan Committee comprised of the President, Chief Credit Officer, and the Senior Commercial Loan Officers for Burlington, Graham and Greensboro. The Bank’s Loan Committee reviews all loans with total exposure of $1.0 million or greater and approves all loans with total exposure of $2.0 million or greater. The Bank’s legal lending limit was $6.9 million at December 31, 2007. The Bank seldom makes loans approaching its legal lending limit.

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

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when management has serious concerns about the collectibility of principal or interest. Generally, the Bank’s policy is to place a loan on non-accrual status when the loan becomes 90 days past due. Loans are also placed on non-accrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rate when management anticipates that no loss of original principal will occur. Potential problem loans are defined as loans currently performing that are not included in non-accrual or restructured loans, but are loans that management has concerns as to the borrower’s ability to comply with present repayment terms. These loans could deteriorate to non-accrual, past due or restructured loans status. Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses. At December 31, 2007, the Bank identified $700 thousand in non-accrual loans. Management anticipates that the vast majority of the non-accruing loans at December 31, 2007 will be paid out or returned to accrual status. At December 31, 2006, the Bank identified $794 thousand in non-accrual loans.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2007, there were $264 thousand assets classified as real estate owned. At December 31, 2006, there were $2.3 million assets classified as real estate owned.

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

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 2006 and December 31, 2007, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 11.8% to 15.4%; commercial mortgage loans – 39.7% to 37.7%; construction loans – 22.8% to 21.5%; commercial and industrial loans – 12.4% to 12.6%; loans to individuals – 2.7% to 1.6%; and home equity lines of credit – 10.5% to 11.1%. For the past five fiscal years through 2007, the Bank’s loan loss experience has been similar to that of other peer banks in North Carolina, with net loan charge-offs in each year of ranging from 0.05% to 0.34% of average loans outstanding. Charge offs are typically recognized when it is the opinion of management that all or a portion of an outstanding loan becomes uncollectible. Loan repayment may be realized through a contractual agreement, or through liquidation of assets pledged as collateral. Net charge-offs totaled $262,000 or 0.09% of outstanding loans for 2006 and $185,000 or 0.05% of outstanding loans for 2007. The Bank’s allowance for loan losses at December 31, 2007 of $4.5 million represents 1.20% of total loans outstanding, net of loans held for sale. The Bank’s allowance for loan losses at December 31, 2006 was $4.2 or 1.35% of outstanding loans, net of loans held for sale. The allowance for loan losses as a percentage of loans outstanding decreased in 2007 compared to 2006 due to an improvement in asset quality in the portfolio including a decrease in non performing loans and an increase in loans outstanding.

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

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, all of which are available for sale, consists primarily of U.S. government agency securities, mortgage-backed securities and securities issued by local governments . Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify its investment securities as available for sale. Table 13, “Securities Portfolio Composition”, following this discussion, summarizes investment securities by type at December 31, 2007, 2006 and 2005.

Table 14, “Securities Portfolio Composition”, following this discussion, summarizes the amortized costs, fair values and weighted average yields of the Bank’s investment securities at December 31, 2007, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2007, there were no securities of any issuer (other than governmental agencies) held in the Bank’s portfolio that exceeded 10% of the Company’s shareholders’ equity.

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

Table 15, “Average Deposits”, following this discussion, sets forth for the for the years ended December 31, 2007, 2006 and 2005 the average balances outstanding and average interest rates for each major category of deposits.

Table 16, “Maturities of Time Deposits of $100,000 or More”, which follows this discussion, presents maturities of certificates of deposit with balances of $100,000 or more at December 31, 2007.

Borrowings. As additional sources of funding, the Bank uses advances from the FHLB under a line of credit equal to 30% of the Bank’s total assets, subject to qualifying collateral. The available aggregate line of credit was $61.4 million at December 31, 2007. Outstanding advances at December 31, 2007 totaled $49.0 million, and included: $19.0 million of daily rate credit advances at a weighted average rate at December 31, 2007 of 4.56%; $4.0 million maturing in 2010, bearing interest at a weighted average rate of 5.79%; $10 million maturing in 2013 bearing interest at 2.91%, $6 million maturing in 2017 at 3.98% and $10 million maturing in 2018 at 2.98%. Pursuant to collateral agreements with the FHLB, at December 31, 2007, advances are secured by loans with a carrying amount of $107.9 million, which approximates market value. Advances outstanding at December 31, 2006 totaled $43.0 million.

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

Trading Volume. The Company’s trading volume is relatively low when compared with more seasoned companies listed on the Nasdaq Capital Market, the Nasdaq Global & Global Select Market System, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. The market in the Company’s common stock may be limited in scope relative to other companies. The Company cannot guarantee that a more active and liquid trading market for the Company’s common stock will develop in the future.

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

MidCarolina Financial Corporation

Table 2

Average Balances and Net Interest Income (1)

($ in thousands)

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net	$344,620	$27,037	7.85%	$301,405	$23,429	7.77%	$252,914	$16,915	6.69%
Investment securities	72,013	3,581	4.97%	67,590	3,215	4.76%	46,681	1,991	4.27%
Interest-earning cash deposits	8,080	264	3.27%	8,017	304	3.79%	8,248	206	2.50%
Other	2,429	171	7.04%	2,156	113	5.24%	2,092	96	4.59%

Total interest-earning assets	427,142	31,053	7.27%	379,168	27,061	7.14%	309,935	19,208	6.20%

Other assets	20,300			18,346			19,460

Total assets	$447,442			$397,514			$329,395

Interest-bearing liabilities:
Deposits:
Demand deposits	80,529	2,796	3.47%	64,189	1,983	3.09%	55,152	1,070	1.94%
Savings deposits	6,024	60	1.00%	6,449	65	1.01%	7,028	49	0.70%
Fixed maturity deposits	249,096	12,501	5.02%	226,927	10,125	4.46%	175,110	5,516	3.15%
Short term borrowed funds	16,636	1,094	6.58%	14,044	711	5.06%	8,622	316	3.67%
Long term borrowed funds	28,003	1,270	4.54%	26,674	1,357	5.09%	34,500	1,376	3.99%

Total interest-bearing liabilities	380,288	17,721	4.66%	338,283	14,241	4.21%	280,412	8,327	2.97%

Noninterest-bearing deposits	34,479			32,159			27,440
Other liabilities	2,774			2,522			1,800
Stockholders’ equity	29,901			24,550			19,743

Total liabilities and stockholders’ equity	$447,442			$397,514			$329,395

Net interest income and interest rate spread		$13,332	2.61%		$12,820	2.93%		$10,881	3.23%

Net yield on average interest-earning assets			3.12%			3.38%			3.51%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.32%			112.09%			110.53%

(1)	includes nonaccrual and nonperforming loans, the impact of which is not significant. Tax exempt income is not computed on a tax equivalent basis.

MidCarolina Financial Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2007 vs. 2006			Year Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$3,375	$233	$3,608	$3,506	$3,008	$6,514
Investment securities	215	151	366	943	281	1,224
Interest-earning cash deposits	2	(42)	(40)	(7)	105	98
Other	17	41	58	3	14	17

Total interest income	3,609	383	3,992	4,445	3,408	7,853

Interest expense:
Deposits
Demand deposits	536	277	813	227	686	913
Savings deposits	(4)	(1)	(5)	(5)	21	16
Fixed maturity deposits	1,051	1,325	2,376	1,972	2,637	4,609
Short term borrowed funds	151	232	383	237	158	395
Long term borrowed funds	64	(151)	(87)	(355)	336	(19)

Total interest expense	1,798	1,682	3,480	2,076	3,838	5,914

Net interest income increase (decrease)	$1,811	$(1,299)	$512	$2,369	$(430)	$1,939

MidCarolina Financial Corporation

Table 4

Noninterest Income

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Service charges on deposit accounts	$1,058	$944	$1,009
Mortgage operations	600	632	1,086
Investment brokerage fees	288	229	200
Increase in cash surrender value of life insurance	290	267	254

Core noninterest income	2,236	2,072	2,549
Securities gains (losses), net	8	(217)	(74)
Gain on sale of other real estate	481	—	—
Other noninterest income	383	449	208

Total noninterest income	$3,108	$2,304	$2,683

MidCarolina Financial Corporation

Table 5

Noninterest Expenses

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Salaries	$4,085	$3,800	$3,739
Employee benefits	1,299	1,336	1,084
Reversal of accrued employee benefits	(905)	—	—

Total salaries and benefits	4,479	5,136	4,823
Occupancy expense	428	397	368
Equipment expense	425	449	457
Data processing	774	675	567
Office supplies and postage	317	352	268
Deposit and other insurance	352	208	205
Professional and other services	476	407	572
Advertising	256	346	294
Other	1,279	1,107	992

Total noninterest expenses	$8,786	$9,077	$8,546

MidCarolina Financial Corporation

Table 6

Contractual Obligations and Commitments

($ in thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 -3 Years	4 -5 Years	After 5 Years
Short-term borrowings	$19,000	$19,000	$—	$—	$—
Long-term debt	38,764	—	4,000	10,000	24,764
Operating leases	205	121	84	—	—

Total contractual cash obligations excluding deposits	57,969	19,121	4,084	10,000	24,764
Time deposits	262,954	261,117	1,837	—	—

Total contractual cash obligations	$320,923	$280,238	$5,921	$10,000	$24,764

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 -3 Years	4 -5 Years	After 5 Years
Lines of credit and loan commitments (1)	$73,967	$38,554	$3,345	$—	32,068

Commitments to sell loans held for sale	$823	$823	$—	$—	$—

(1)	includes financial standby letters of credit, net

MidCarolina Financial Corporation

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2007
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans and loans held for sale	$179,332	$47,689	$227,021	$145,516	$372,537
Securities available for sale	1,083	6,977	8,060	62,741	70,801
Other earning assets	5,945	—	5,945	—	5,945

Total interest-earning assets	$186,360	$54,666	$241,026	$208,257	$449,283

Interest-bearing liabilities
Fixed maturity deposits	$77,030	184,139	261,169	$1,785	$262,954
All other deposits	80,375	—	80,375	—	80,375
Borrowings	19,000	—	19,000	38,764	57,764

	$176,405	$184,139	$360,544	$40,549	$401,093

Interest sensitivity gap	$9,955	$(129,473)	$(119,518)	$167,708	$48,190
Cumulative interest sensitivity gap	9,955	(119,518)	(119,518)	48,190	48,190
Cumulative interest sensitivity gap as a percent of total interest-earning assets	2.22%	-26.60%	-26.60%	10.73%	10.73%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	105.64%	66.85%	66.85%	112.01%	112.01%

MidCarolina Financial Corporation

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real Estate:
Construction loans	$80,051	21.49%	$71,348	22.61%	$67,170	23.92%	$27,715	12.41%	$14,276	7.76%
Commercial mortgage loans	140,198	37.63%	124,385	39.41%	100,292	35.71%	88,220	39.51%	71,113	38.66%
Home equity lines of credit	41,479	11.13%	33,090	10.49%	30,072	10.71%	34,715	15.55%	29,221	15.89%
Residential mortgage loans	57,342	15.39%	37,163	11.78%	38,656	13.76%	28,630	12.82%	27,010	14.69%
Residential mortgage loans held for sale	823	0.22%	2,016	0.63%	893	0.32%	5,657	2.53%	4,981	2.71%

Total real estate loans	319,893	85.86%	268,002	84.92%	237,083	84.42%	184,937	82.82%	146,601	79.71%
Commercial and industrial loans	46,893	12.59%	38,965	12.35%	38,929	13.86%	30,464	13.64%	30,893	16.80%
Loans to individuals for household, family and other personal expenditures	5,796	1.55%	8,625	2.73%	4,836	1.72%	7,911	3.54%	6,431	3.50%

Loans, gross	372,582	100.00%	315,592	100.00%	280,848	100.00%	223,312	100.00%	183,925	100.00%

Less net deferred loan origination (fees) costs	(45)		(4)		7		28		(31)

Total loans	$372,537		$315,588		$280,855		$223,340		$183,894

MidCarolina Financial Corporation

Table 9

Loan Maturities

(In thousands)

	At December 31, 2007
	Due within one year		Due after one year but within five		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
By loan type:
Commercial and industrial and commercial mortgage	$87,329	7.37%	$89,634	7.30%	$10,128	7.27%	$187,091	7.33%
Real estate—construction	66,493	7.70%	9,726	7.70%	3,832	7.19%	80,051	7.67%

Total	$153,822	7.51%	$99,360	7.34%	$13,960	7.25%	$267,142	7.43%

By interest rate type:
Fixed rate loans	$23,227		$99,360		$13,960		$136,547
Variable rate loans	130,595		—		—		130,595

	$153,822		$99,360		$13,960		$267,142

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

MidCarolina Financial Corporation

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans	$700	$794	$237	$254	$589
Restructured loans	—	—	—	—	—

Total nonperforming loans	700	794	237	254	589
Repossessed Assets	—	—	19	—	22
Other real estate owned	264	2,337	2,803	2,031	—

Total nonperforming assets	$964	$3,131	$3,059	$2,285	$611

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	4,462	4,222	4,090	2,865	2,522
Nonperforming loans to year end loans	0.19%	0.25%	0.08%	0.11%	0.32%
Allowance for loan losses to year end loans	1.20%	1.35%	1.46%	1.32%	1.41%
Nonperforming assets to loans and other real estate	0.27%	0.99%	1.08%	1.01%	0.33%
Nonperforming assets to total assets	0.21%	0.74%	0.83%	0.80%	0.29%
Allowance for loan losses to nonperforming loans	637.43%	531.74%	1725.74%	1127.95%	428.18%

MidCarolina Financial Corporation

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2007		2006		2005		2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans:
Construction loans	$959	21.49%	$954	22.61%	$978	23.92%	$356	12.41%	$196	7.76%
Commercial mortgage loans	1,679	37.63%	1,664	39.41%	1,461	35.71%	1,132	39.51%	996	39.51%
Home equity lines of credit	497	11.13%	443	10.49%	438	10.71%	445	15.55%	392	15.55%
Residential mortgage loans	687	15.39%	497	11.78%	548	13.39%	357	12.82%	323	12.82%
Residential mortgage loans held for sale	10	0.22%	27	0.63%	—	0.69%	—	2.53%	—	2.53%

Total real estate loans	3,832	85.86%	3,585	84.92%	3,425	84.42%	2,290	82.82%	1,907	82.82%
Commercial and industrial loans	562	12.59%	521	12.35%	580	13.86%	489	13.64%	442	13.64%
Loans to individuals	69	1.55%	115	2.73%	70	1.72%	101	3.54%	89	3.54%

	$4,462	100.00%	$4,222	100.00%	$4,090	100.00%	$2,865	100.00%	$2,522	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

MidCarolina Financial Corporation

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Loans outstanding at the end of the year	$371,714	$313,572	$279,962	$217,683	$178,913

Average loans outstanding during the year	$344,620	$301,405	$252,914	$204,121	$160,041

Allowance for loan losses at beginning of year	$4,222	$4,090	$2,865	$2,522	$2,088
Provision for loan losses	425	394	1,373	1,030	586

	4,647	4,484	4,238	3,552	2,674

Loans charged off:
Real estate loans	(268)	(214)	—	(5)	(3)
Commercial and industrial loans	—	(87)	(137)	(693)	(73)
Installment loans	(28)	(17)	(44)	(56)	(126)

Total charge-offs	(296)	(318)	(181)	(754)	(202)

Recoveries of loans previously charged off:
Real estate loans	66	2	—	—	—
Commercial and industrial loans	38	46	26	14	41
Installment loans	7	8	7	53	9

Total recoveries	111	56	33	67	50

Net charge-offs	(185)	(262)	(148)	(687)	(152)

Allowance for loan losses at end of year	$4,462	$4,222	$4,090	$2,865	$2,522

Ratios:
Net charge-offs as a percent of average loans	0.05%	0.09%	0.06%	0.34%	0.09%
Allowance for loan losses as a percent of loans at end of year	1.20%	1.35%	1.46%	1.32%	1.41%

MidCarolina Financial Corporation

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2007	2006	2005
Securities available for sale:
U. S. Government agencies	$21,610	$20,113	$15,690
Mortgage-backed securities	29,761	25,308	22,847
State and municipal governments	19,275	28,219	19,712
Other	155	155	124

Total securities available for sale	70,801	73,795	58,373

Securities held to maturity:
Other	—	—	250

Total securities	$70,801	$73,795	$58,623

MidCarolina Financial Corporation

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield
Securities available for sale:
U. S. Government agencies
Due after one but within five years	$13,934	$15,016	5.82%
Due after five but within ten years	1,219	1,226	5.66%
Due after ten years	6,281	5,368	5.83%

	21,434	21,610	5.81%

Mortgage-backed securities
Due within one year	2,438	2,414	4.90%
Due after one but within five years	9,801	9,713	4.73%
Due after five but within ten years	10,937	10,704	4.97%
Due after ten years	6,881	6,930	5.28%

	30,057	29,761	4.96%

State and municipal securities
Due after five but within ten years	9,039	8,953	4.33%
Due after ten years	10,665	10,322	4.27%

	19,704	19,275	4.30%

Total securities available for sale
Due within one year	2,438	2,414	4.90%
Due after one but within five years	23,735	24,729	5.39%
Due after five but within ten years	21,195	20,883	4.74%
Due after ten years	23,982	22,775	4.92%

	$71,350	$70,801	5.03%

(1)	Yields on tax-exempt investments have been adjusted to a taxable equivalent basis

MidCarolina Financial Corporation

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2007		2006		2005
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	80,529	3.47%	$64,189	3.09%	$55,152	1.94%
Savings deposits	6,024	1.00%	6,449	1.01%	7,028	0.70%
Fixed maturity deposits	249,096	5.02%	226,927	4.46%	175,110	3.15%

Total interest-bearing deposits	335,649	4.58%	297,565	4.09%	237,290	2.80%
Noninterest-bearing deposits	34,479	—	32,159	—	27,440	—

Total deposits	$370,128	4.15%	$329,724	3.69%	$264,730	2.51%

MidCarolina Financial Corporation

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2007
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$57,027	$89,383	$45,049	$514	$191,973

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

MidCarolina Financial Corporation

Quarterly Financial Data

($ In thousands, except per share data)

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Data:
Total interest income	$8,025	$8,054	$7,669	$7,305	$7,162	$7,069	$6,732	$6,098
Total interest expense	4,604	4,641	4,374	4,102	3,976	3,812	3,496	2,957

Net interest income	3,421	3,413	3,295	3,203	3,186	3,257	3,236	3,141
Provision for loan losses	425	—	—	—	—	35	127	232

Net interest income after provision	2,996	3,413	3,295	3,203	3,186	3,222	3,109	2,909
Noninterest income	1,115	657	759	577	613	610	587	494
Noninterest expense	1,615	2,325	2,458	2,388	2,337	2,263	2,342	2,135

Income before income taxes	2,496	1,745	1,596	1,392	1,462	1,569	1,354	1,268
Provision for income taxes	898	540	479	425	417	460	426	454

Net income	1,598	1,205	1,117	967	1,045	1,109	928	814
Dividends on preferred stock	105	104	104	104	105	103	105	104

Net income available to common shareholders	1,493	1,101	1,013	863	940	1,006	823	710

NET INCOME PER COMMON SHARE
Basic	0.32	0.24	0.23	0.19	0.20	0.24	0.20	0.16
Diluted	0.31	0.22	0.21	0.18	0.19	0.21	0.18	0.15

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

MIDCAROLINA FINANCIAL CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MidCarolina Financial Corporation and Subsidiary

Burlington, North Carolina

We have audited the accompanying consolidated statements of financial condition of MidCarolina Financial Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidCarolina Financial Corporation and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina
March 25, 2008

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

	2007	2006
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$1,632	$1,496
Federal funds sold and interest-earning deposits	2,979	10,942
Investment securities:
Available for sale	70,801	73,795
Loans held for sale	823	2,016
Loans	371,714	313,572
Allowance for loan losses	(4,462)	(4,222)

Net loans	367,252	309,350
Investment in stock of Federal Home Loan Bank of Atlanta	2,966	2,676
Investment in life insurance	7,594	7,304
Premises and equipment, net	6,834	6,624
Other assets	6,305	6,647

Total assets	$467,186	$420,850

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$30,568	$34,662
Interest-bearing demand deposits	74,913	71,447
Savings	5,462	5,892
Time	262,954	227,274

Total deposits	373,897	339,275

Short-term borrowings	19,000	25,000
Long-term debt	38,764	26,764
Accrued expenses and other liabilities	2,375	1,552

Total liabilities	434,036	392,591

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2007 and 2006	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,618,528 and 3,619,786 shares issued and outstanding at December 31, 2007 and 2006, respectively	13,290	13,007
Retained earnings	15,378	10,908
Accumulated other comprehensive loss	(337)	(475)

Total shareholders’ equity	33,150	28,259

Total liabilities and shareholders’ equity	$467,186	$420,850

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands, except per share data)
Interest Income
Loans	$27,037	$23,429	$16,915
Investment securities:
Taxable	2,556	2,249	1,525
Tax-exempt	1,025	966	466
Federal funds sold and interest-earning deposits	264	304	206
Other	171	113	96

Total interest income	31,053	27,061	19,208

Interest Expense
Demand deposits	2,796	1,983	1,070
Savings deposits	60	65	49
Time deposits	12,501	10,125	5,516
Short-term borrowings	1,094	711	316
Long-term debt	1,270	1,357	1,376

Total interest expense	17,721	14,241	8,327

Net Interest Income	13,332	12,820	10,881
Provision for loan losses	425	394	1,373

Net interest income after provision for loan losses	12,907	12,426	9,508

Noninterest Income
Service charges on deposit accounts	1,058	944	1,009
Mortgage operations	600	632	1,086
Investment services	288	229	200
Increase in cash surrender value of life insurance	290	267	254
Gain (loss) on sale of investment securities	8	(217)	(74)
Gain (loss) on sale of other real estate	481	21	8
Other	383	428	200

Total noninterest income	3,108	2,304	2,683

Noninterest Expense
Salaries and employee benefits	5,384	5,136	4,823
Reversal of accrued employee benefits	(905)	—	—
Occupancy and equipment	853	846	825
Data processing	774	675	567
Office supplies and postage	317	352	268
Deposit and other insurance	352	208	205
Professional and other services	476	407	572
Advertising	256	346	294
Other	1,279	1,107	992

Total noninterest expense	8,786	9,077	8,546

Income before income taxes	7,229	5,653	3,645
Provision for income taxes	2,342	1,757	1,277

Net income	4,887	3,896	2,368
Dividends on preferred stock	(417)	(417)	(104)

Net income available to common shareholders	$4,470	$3,479	$2,264

Net Income Per Common Share:
Basic	$.98	$.80	$.53

Diluted	$.92	$.73	$.48

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
Net income	$4,887	$3,896	$2,368

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	232	21	(905)
Tax effect	(89)	(8)	353
Reclassification of (gains) losses recognized in net income	(8)	217	74
Tax effect	3	(84)	(28)

Net of tax amount	138	146	(506)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	—	(12)	95
Tax effect	—	4	(37)
Reclassification of gains recognized in net income	—	(108)	—
Tax effect		42	—

Net of tax amount	—	(74)	58

Total other comprehensive income (loss)	138	72	(448)

Comprehensive income	$5,025	$3,968	$1,920

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Preferred stock		Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
			(Amounts in thousands, except share data)
Balance at December 31, 2004	—	$—	2,084,392	$11,352	$5,171	$(99)	$16,424
Preferred stock issue, net	5,000	4,819	—	—	—	—	4,819
Net income	—	—	—	—	2,368	—	2,368
Other comprehensive loss	—	—	—	—	—	(448)	(448)
Effect of 6-for-5 stock split	—	—	416,492	—	(6)	—	(6)
Effect of 5-for-4 stock split	—	—	624,871	(7)	—	—	(7)
Preferred dividends paid	—	—	—	—	(104)	—	(104)
Stock options exercised	—	—	5,625	21	—	—	21
Current income tax benefit	—	—	—	26	—	—	26

Balance at December 31, 2005	5,000	4,819	3,131,380	11,392	7,429	(547)	23,093
Net income	—	—	—	—	3,896	—	3,896
Other comprehensive loss	—	—	—	—	—	72	72
Effect of 11-for-10 stock split	—	—	312,719	(7)	—	—	(7)
Preferred dividends paid	—	—	—	—	(417)	—	(417)
Stock options exercised	—	—	175,687	1,072	—	—	1,072
Current income tax benefit	—	—	—	550	—	—	550

Balance at December 31, 2006	5,000	4,819	3,619,786	13,007	10,908	(475)	28,259
Net income	—	—	—	—	4,887	—	4,887
Other comprehensive loss	—	—	—	—	—	138	138
Effect of 5-for-4 stock split	—	—	904,481	(10)	—	—	(10)
Preferred dividends paid	—	—	—	—	(417)	—	(417)
Stock options exercised	—	—	94,137	279	—	—	279
Expense recognized in connection with stock awards and stock options	—	—	124	14	—	—	14

Balance at December 31, 2007	5,000	$4,819	4,618,528	$13,290	$15,378	$(337)	$33,150

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
Operating Activities
Net income	$4,887	$3,896	$2,368
Depreciation and amortization	458	496	470
Provision for loan loss	425	394	1,373
Stock option expense	14	—	—
Deferred income tax liability (benefit)	138	(233)	(478)
(Gain) loss on sale of investment securities available for sale	(8)	217	74
(Gain) loss on disposal of foreclosed assets	(481)	(21)	(8)
Gain on sale of derivative contract	—	(108)	—
Gain on sale of loans	(598)	(632)	(1,086)
Origination of loans held for sale	(27,280)	(31,582)	(57,615)
Proceeds from sales of loans held for sale	29,071	31,091	63,465
Increase in cash surrender value life insurance	(290)	(267)	(254)
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,877)	(379)	60
(Increase) decrease in other real estate	—	—	—
Increase (decrease) in accrued expenses and other liabilities	729	(701)	817

Net cash provided by operating activities	5,188	2,171	9,186

Investing Activities
Purchases of investment securities available for sale	(33,316)	(47,857)	(48,187)
Maturities and calls of investment securities available for sale	4,845	6,445	5,912
Maturities and calls of investment security held to maturity	—	250	—
Sales of investment securities available for sale	31,677	25,947	18,800
Net increase in loans from originations and principal repayments	(58,591)	(35,341)	(62,427)
(Purchase) redemption of FHLB stock	(290)	(487)	103
Purchases of premises and equipment	(632)	(934)	(2,331)
Acquisition of real estate	—	—	(1,124)
Proceeds from sale of foreclosed assets	2,818	1,935	353

Net cash used by investing activities	(53,489)	(50,042)	(88,901)

Financing Activities
Net increase in deposits	34,622	39,013	83,471
Net increase (decrease) in short-term borrowings	(6,000)	15,000	(5,500)
Proceeds from (repayment of) long-term debt	12,000	(8,000)	—
Issuance of non-cumulative perpetual preferred stock	—	—	4,819
Non-cumulative perpetual preferred stock dividends paid	(417)	(417)	(104)
Purchase of fractional shares	(10)	(7)	(13)
Proceeds from stock options exercised	279	1,072	21
Tax benefit from exercise of stock options	—	550	26

Net cash provided by financing activities	40,474	47,211	82,720

Net increase (decrease) in cash and cash equivalents	(7,827)	(660)	3,005
Cash and cash equivalents, beginning of year	12,438	13,098	10,093

Cash and cash equivalents, end of year	$4,611	$12,438	$13,098

Supplemental Cash Flow Disclosure
Interest paid on deposits and borrowed funds	$17,614	$14,445	$7,742
Income taxes paid	1,573	1,757	1,467
Summary of Noncash Investing and Financing Activities
Unrealized gain (loss) on investment securities available for sale, net of tax effect	138	146	(506)
Unrealized gain on cash flow hedging activities, net of tax	—	—	58

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Note B—Summary of Significant Accounting Policies

The consolidated financial statements include the accounts and transactions of the Company, the Bank, and the Bank’s wholly owned subsidiary, MidCarolina Investments, Inc. The Company wholly owns the capital trusts used to issue trust preferred securities. The trusts are not consolidated as a part of these financial statements. All intercompany transactions and balances have been eliminated in consolidation.

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

Investment Securities

Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investment securities held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Company currently has no such securities. Investment securities not classified either as securities held to maturity or trading securities are classified as available for sale and reported at fair value, with net unrealized gains and losses net of related taxes excluded from earnings and reported as accumulated other comprehensive income in shareholders’ equity. The classification of investment securities as held to maturity, trading or available for sale is determined at the date of purchase. Realized gains and losses from sales of investment securities are determined based upon the specific identification method on a trade-date basis. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

December 31, 2007, 2006 and 2005

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	15 - 40 years
Leasehold improvements	Shorter of lease term or 15 years
Furniture and equipment	3 - 10 years

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at lower of cost or fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2007.

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

Accumulated other comprehensive income (loss) at December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
	(Amounts in thousands)
Unrealized holding losses—securities available for sale	$(548)	$(773)	$(1,011)
Deferred income taxes	211	298	390

Net unrealized holding losses—securities available for sale	(337)	(475)	(621)

Unrealized holding gains—cash flow hedging activities	—	—	120
Deferred income taxes	—	—	(46)

Net unrealized holding gains—cash flow hedging activities	—	—	74

Total other accumulated other comprehensive loss	$(337)	$(475)	$(547)

Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

Since the Company’s stock options had vested prior to January 1, 2006, there was no impact on income from the adoption of SFAS 123R. Cash flows provided by financing activities from the exercise of stock options amounted to$279 thousand and $1.6 million for the years ended December 31, 2007 and 2006 respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

2005
(Amounts in thousands, except per share data)
Net income:
As reported	$2,368
Less preferred dividends	(104)

Net income available to common shareholders	2,264
Stock-based compensation
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(1,030)

Pro forma	$1,234

Basic net income per common share:
As reported	$.53
Pro forma	.32

Diluted net income per common share:
As reported	$.48
Pro forma	.27

Net Income Per Common Share

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for all applicable declared stock splits effected in the form of stock dividends. Diluted net income per share reflect additional shares of common stock that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. At December 31, 2007, 2006 and 2005, there were no antidilutive options.

Basic and diluted net income per share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

	2007	2006	2005
Weighted average number of common shares used in computing basic net income per share	4,548,565	4,348,128	4,299,522
Effect of dilutive stock options	303,172	427,725	370,079

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,851,738	4,775,853	4,669,601

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 was effective for fiscal year beginning January 1, 2007. No adjustment was reported to the opening balance of retained earnings for this fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however, on December 14, 2007 the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”), which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its financial position, results of operations or cash flows upon adoption.

In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes guidance provided by SAB No. 105, “Loan Commitments Accounted for Derivative Instruments” (“SAB 105”) and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB 109 retains the SEC’s position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB 105. SAB 109 is effective for fiscal years beginning after December 15, 2007. The expected impact that SAB 109 may have on the Company’s financial position, results of operations or cash flows is anticipated to be immaterial.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. SFAS 141 (R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the corporation will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141 (R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and enhanced goodwill rollforward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

The Company will be required to prospectively apply SFAS 141 (R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. Management is currently evaluating the effects of SFAS 141 (R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

In December 2007, FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements, an Amendment of ARB 51”. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospecdtively. Early adoption is not permitted. At December 31, 2007, the Company had no noncontrolling interests in subsidiaries. Management is currently evaluating the effects, if any, that SFAS 160 will have upon adoption.

EITF 06-4 – The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The effects of this EITF had no impact on the Company.

EITF 06-5 – The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The effects of this EITF had no impact on the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Note C—Investment Securities

The following is a summary of investment securities by major classification at December 31, 2007 and 2006:

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$21,434	$220	$44	$21,610
Mortgage-backed securities	30,057	54	350	29,761
State and municipal	19,704	10	439	19,275
Other	155	—	—	155

Total	$71,350	$284	$833	$70,801

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$20,245	$45	$177	$20,113
Mortgage-backed securities	25,891	15	598	25,308
State and municipal	28,277	93	151	28,219
Other	155	—	—	155

Total	$74,568	$153	$926	$73,795

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$—	$—	$2,226	$44	$2,226	$44
Mortgage-backed securities	6,515	74	16,782	276	23,297	350
State and municipal	15,381	415	376	24	15,757	439

Total temporarily impaired securities	$21,896	$489	$19,384	$344	$41,280	$833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$8,918	$95	$4,559	$82	$13,477	$177
Mortgage-backed securities	5,293	50	18,529	548	23,822	598
State and municipal	16,243	151	—	—	16,243	151

Total temporarily impaired securities	$30,454	$296	$23,088	$630	$53,542	$926

The aggregate amortized cost and fair value of debt securities at December 31, 2007, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)
U.S. agency securities:
Due in 1 year through 5 years	$13,934	$15,016
Due after 5 years through 10 years	1,219	1,226
Due after 10 years	6,281	5,368
State and municipal securities:
Due after 5 years through 10 years	9,039	8,953
Due after 10 years	10,665	10,322
Other:
Due after 10 years	155	155
Mortgage-backed securities	30,057	29,761

Total	$71,350	$70,801

Proceeds from sales of investment securities available for sale amounted to $31.7 million, $25.9 million and $18.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Aggregate realized gains (losses) from the sales of investment securities available for sale amounted to $8 thousand, $(217 thousand) and ($74 thousand) for the years ended December 31, 2007, 2006 and 2005, respectively.

Investment securities with amortized cost of $9.2 million and fair value of $9.0 million at December 31, 2007 were pledged to secure both financing from the FHLB and for public monies on deposit as required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Note D—Loans

Following is a summary of loans at December 31, 2007 and 2006:

	2007	2006
	(Amounts in thousands)
Real estate:
Construction loans	$80,051	$71,348
Commercial mortgage loans	140,198	124,385
Home equity lines of credit	41,479	33,090
Residential mortgage loans	57,342	37,163

Total real estate loans	319,070	265,986
Commercial and industrial loans	46,893	38,965
Loans to individuals for household, family and other personal expenditures	5,796	8,625
Net deferred loan origination (fees) costs	(45)	(4)

Total loans	$371,714	$313,572

At December 31, 2007 and 2006, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $1.5 million and $794,000, respectively. Impaired loans of $1.1 million and $695,000 at December 31, 2007 and 2006 had corresponding valuation allowances of $104,000 and $153,000, respectively. Impaired loans of $400,000 and $159,000 at December 31, 2007 and 2006 had no valuation allowances. For the years ended December 31, 2007 and 2006, the average recorded investment in impaired loans was approximately $1.6 million and $1 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

The Company’s lending is concentrated primarily in Alamance and Guilford Counties and the surrounding areas. The Company had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors and their affiliates (amounts in thousands):

Balance at December 31, 2006	$3,316
New loans	4,298
Principal repayments	(3,849)

Balance at December 31, 2007	$3,765

As a matter of policy, these loans and credit lines are approved by the Bank’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

Note E—Allowance for Loan Losses

An analysis of activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
	(Amounts in thousands)
Balance at beginning of year	$4,222	$4,090	$2,865
Provision for loan losses	425	394	1,373

Charge-offs	(296)	(318)	(181)
Recoveries	111	56	33

Net charge-offs	(185)	(262)	(148)

Balance at end of year	$4,462	$4,222	$4,090

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Note F—Premises and Equipment

The following is a summary of premises and equipment:

	2007	2006
	(Amounts in thousands)
Land	$1,829	$1,280
Buildings and leasehold improvements	5,203	5,168
Furniture and equipment	2,609	2,563

		9,011
Less accumulated depreciation	(2,807)	(2,387)

Total	$6,834	$6,624

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $422, $425,000 and $355,000, respectively.

Note G—Time Deposits

Time deposits in denominations of $100,000 or more were $192 million and $161.1 million at December 31, 2007 and 2006, respectively. Interest expense on such deposits aggregated approximately $9.6 million and $7.4 million in 2007 and 2006, respectively. Time deposits in denominations of $100,000 or more, maturing subsequent to December 31, 2007 are as follows (amounts in thousands):

2008	$191,459
2009	514

$191,973

Note H—Leases

As of December 31, 2007, the Company leases office space under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year Ending December 31,
2008	$121
2009	66
2010	18

$205

The leases contain options for renewals after the expiration of the current lease terms. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $135,000, $127,000 and $115,000, respectively.

Note I—Borrowings

Short-term borrowings

The Company has remaining credit availability totaling approximately $20 million from the FHLB, with $19 million outstanding with a daily rate of interest of 4.56% at December 31, 2007. This has been classified as short-term borrowings in the balance sheet. Borrowings must be adequately collateralized. At December 31, 2006, the outstanding short-term borrowings amounted to $25 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Maturity	Fixed Interest Rate	2007	2006
		(Amounts in thousands)
March 17, 2010	5.92%	$1,500	$1,500
March 17, 2010	5.71%	2,500	2,500
September 4, 2012	3.56%	—	2,000
September 4, 2012	3.56%	—	2,000
March 10, 2013	2.91%	10,000	10,000
September 21, 2017	3.98%	6,000	—
November 30, 2018	2.98%	10,000	—

		$30,000	$18,000

At December 31, 2007 and 2006, the weighted average interest rates on the above advances were 3.53% and 3.69%, respectively. The above borrowings have been classified as long-term debt in the balance sheet.

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

A description of the Junior Subordinated debentures outstanding is as follows:

Issuing Entity	Date of Issuance	Interest Rate	Maturity Date	(Amounts in thousands) Principal Amount
				2007	2006
MidCarolina I	10/29/2002	Libor plus 3.45%	11/07/2032	$5,155	$5,155
MidCarolina Trust II	12/03/2003	Libor plus 2.90%	10/07/2033	3,609	3,609

				$8,764	$8,764

The Company is able to repay the debt five years after the issuance date.

Note J—Income Taxes

The significant components of the provision for income taxes are as follows for the years ended December 31:

	2007	2006	2005
	(Amounts in thousands)
Current tax provision:
Federal	$1,787	$1,697	$1,421
State	417	293	334

	2,204	1,990	1,755

Deferred tax provision (benefit):
Federal	112	(193)	(272)
State	26	(40)	(206)

	138	(233)	(478)

Net provision for income taxes	$2,342	$1,757	$1,277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

A reconciliation of expected income taxes at the statutory federal income tax rate of 34% with the recorded provision for income taxes follows:

	2007	2006	2005
	(Amounts in thousands)
Income tax at statutory rate	$2,458	$1,922	$1,240

Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	293	167	84
Income from bank-owned life insurance	(99)	(91)	(98)
Nontaxable interest	(286)	(272)	(141)
Other	(24)	31	192

Provision for income taxes	$2,342	$1,757	$1,277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) at December 31 were are follows:

	2007	2006
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$1,567	$1,452
Deferred compensation	353	623
Other comprehensive income	212	298

Total deferred tax assets	2,132	2,373

Deferred tax liabilities relating to:
Property and equipment	(27)	(64)
Deferred loan fees	(161)	(141)

Total deferred tax liabilities	(188)	(205)

Net recorded deferred tax asset	$1,944	$2,168

The Bank has adopted the provisions of FASB Interpretation No. 48 (“FIN 48”). There was no material impact from the adoption of FIN 48. It is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during the year. The Bank’s federal and state income tax returns are subject to examination for the years 2004, 2005 and 2006.

Note K—Savings Plan

The Company maintains a contributory savings plan under Section 401(k) of the Internal Revenue Code covering all employees who have completed three months of service and are at least eighteen years of age. Under the plan, employee contributions are matched by the Company in an amount equal to 100% of the first 6% of compensation contributed by the employee. Total savings plan expense for the years ended December 31, 2007, 2006 and 2005 was $208,000, $203,000 and $175,000, respectively.

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

During 1998, the Board of Directors and shareholders of the Bank approved a Non-Qualified Stock Option Plan for certain original directors of the Bank, and 326,700 shares of authorized and unissued stock were reserved for award. At adoption, all options were granted at a split-adjusted exercise price of $2.75 per share, the split-adjusted fair value of the stock on the date of grant. Director options vested 100% on the date of grant. The options are granted for a ten-year term.

During 1998, the Board of Directors and shareholders of the Bank approved an Incentive Stock Option Plan for officers and key employees. Under the provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Board of Directors at the fair value of the stock on the date of grant. The Board reserved 326,700 shares of authorized and unissued stock for grant. Options have a vesting schedule that provides that 20% of the options granted will be vested and exercisable on the date of grant and 20% will vest and become exercisable on each of the next four annual anniversary dates thereafter. The options are granted for a ten-year term. The two 1998 plans were adopted by the Company and its shareholders in the 2002 organization of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

A summary of the Company’s stock option activity and related information for the years ended December 31, 2007 reflecting the effects of stock dividends declared, including the 25% stock dividend declared in December 2006 and distributed in January 2007, the 10% stock dividend declared in May 2006 and distributed in June 2006, the 25% stock dividend distributed in November 2005, and the 20% stock dividend declared in 2004 and distributed in 2005:

	Number shares	Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
At December 31, 2006	616,656	$4.94
Options granted	14,000	14.57
Options vested	—	—
Options exercised	94,137	3.00
Options forfeited	—	—

Outstanding at December 31, 2007	536,519	$5.53	3 years	$2.1 million

Exercisable at December 31, 2007	522,519	$5.29	3 years	$2.2 million

The estimated per share fair value of options granted together with the assumptions used in estimating these fair values, are displayed below:

	2007	2006	2005
Estimated fair value of options granted	$3.60	$—	$4.94

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the year ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Assumptions in estimating option values:
Risk-free rate	4.71%	n/a	4.37%
Dividend yield	0%	n/a	0%
Volatility	26.87%	n/a	27.19%
Expected life	3 years	n/a	10 years

For the years ended December 31, 2007, 2006 and 2005, the intrinsic value of options exercised was approximately:

	2007	2006	2005
	$971,000	$—	$65,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Cash received from options exercised under all share-based payment arrangements for year ended December 31, 2007 was approximately $279 thousand. The actual tax benefit in shareholders equity realized for the tax deduction from option exercise in the share-based payment arrangements totaled $0 for the year ended December 31, 2007.

The unrecognized compensation expense for outstanding options at December 31, 2007 was $38 thousand.

Note M—Officers’ Deferred Compensation

In 2002, the Company implemented a non-qualifying deferred compensation plan for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to offset the cost of benefit payments. Benefits for each officer participating in the plan will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies while employed at the Bank. Provisions of $278,000 in 2007, $370,000 in 2006 and $361,000 in 2005 were expensed for future benefits to be provided under this plan. The total liability under this plan was $915 thousand after the reversal of accrued benefits for a former executive officer at December 31, 2007 and $1.6 million at December 31, 2006, and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

Note N—Employment Agreement

The Company has entered into severance agreements with certain key officers to ensure a stable and competent management base. In the event of a change in control of the Company, as defined in the agreements, the acquirer will be bound to the terms of the agreements.

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

A summary of the Company’s commitments and contingent liabilities at December 31, 2007 is as follows (amounts in thousands):

2007
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	$73,967
Commitments to sell loans held for sale	823
Financial standby letters of credit, net	—

Commitments to originate new loans or extend credit and letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Company’s credit policies and procedures for credit commitments are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not incurred any losses on its commitments in 2007, 2006 or 2005.

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. The aggregate fair value of the commitments is immaterial.

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

December 31, 2007, 2006 and 2005

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

As of December 31, 2007 and 2006, the Bank’s capital ratios exceeded levels deemed “well-capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since the notification that management believes have changed the Bank’s category.

	For the Bank		Minimum Requirements
	Capital Amount	Capital Ratio	For Capital Adequacy	To Be Well Capitalized
	(Dollars in thousands)
As of December 31, 2007
Tier I capital (to risk-weighted assets)	$41,696	10.37%	4.00%	6.00%
Total capital—Tier II capital (to risk-weighted assets)	46,158	11.48%	8.00%	10.00%
Leverage—Tier I capital (to average assets)	41,696	8.95%	4.00%	5.00%

As of December 31, 2006
Tier I capital (to risk-weighted assets)	$37,059	10.30%	4.00%	6.00%
Total capital—Tier II capital (to risk-weighted assets)	41,281	11.48%	8.00%	10.00%
Leverage—Tier I capital (to average assets)	37,059	9.04%	4.00%	5.00%

The Company is also subject to these capital requirements except for the prompt corrective action requirements of the FDIC. At December 31, 2007, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.52%, 10.41% and 8.99%, respectively. At December 31, 2006, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.28%, 10.12% and 8.73%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of December 31, 2007
Financial assets:
Cash and cash equivalents	$4,611	$4,611
Investment securities available for sale	70,801	70,801
Loans held for sale	823	823
Loans	371,714	372,023
Federal Home Loan Bank stock	2,966	2,966
Investment in life insurance	7,594	7,594
Accrued interest receivable	2,443	2,443
Financial liabilities:
Deposits	$373,897	$374,297
Short-term borrowings	19,000	19,000
Long-term debt	38,764	39,082
Accrued interest payable	684	684

As of December 31, 2006
Financial assets:
Cash and cash equivalents	$12,438	$12,438
Investment securities available for sale	73,795	73,795
Loans held for sale	2,016	2,016
Loans	313,572	309,531
Federal Home Loan Bank stock	2,676	2,676
Investment in life insurance	7,304	7,304
Accrued interest receivable	2,116	2,116
Financial liabilities:
Deposits	$339,275	$338,528
Short-term borrowings	25,000	25,000
Long-term debt	26,764	26,519
Accrued interest payable	581	581

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Note S—Parent Company Financial Data

The Company’s condensed statement of financial condition as of December 31, 2007 and 2006, and its related condensed statements of operations and cash flows for the three year period ended December 31, 2007, are as follows:

Condensed Statement of Financial Condition

December 31, 2007 and 2006

(Amounts in thousands)

	2007	2006
Assets:
Investment in subsidiaries	$41,359	$36,583
Other assets	680	572

Total assets	$42,039	$37,155

Liabilities and Shareholders’ Equity:
Liabilities:
Junior subordinated debentures	$8,764	$8,764
Other liabilities	125	132

Total liabilities	8,889	8,896

Shareholders’ Equity:
Preferred stock	4,819	4,819
Common stock	13,290	13,007
Retained earnings	15,378	10,908
Accumulated other comprehensive loss	(337)	(475)

Total shareholders’ equity	33,150	28,259

Total liabilities and shareholders’ equity	$42,039	$37,155

Condensed Statements of Operations

Years ended December 31, 2007, 2006 and 2005

(Amounts in thousands)

	2007	2006	2005
Undistributed earnings of subsidiaries	$4,354	$3,299	$2,367
Subsidiary dividend income	1,155	1,121	570
Interest expense	(742)	(698)	(569)
Income tax benefit	120	174	—

Net income	4,887	3,896	2,368
Dividends on preferred stock	(417)	(417)	(104)

Net income available to common shareholders	$4,470	$3,479	$2,264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Condensed Statements of Cash Flow

Years ended December 31, 2007, 2006 and 2005

(Amounts in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,887	$3,896	$2,368
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(4,354)	(3,299)	(2,367)
Stock compensation expense	14	—	—
Amortization	8	8	8
Decrease (increase) in other assets	(117)	(222)	243
Increase (decrease) in other liabilities	(7)	34	(182)

Net cash provided by operating activities	431	417	70

Cash flows from investing activities:
Investment in subsidiary	(283)	(1,615)	(4,819)

Net cash used by investing activities	(283)	(1,615)	(4,819)

Cash flow from financing activities:
Proceeds from issuance of preferred stock	—	—	4,819
Proceeds from exercise of stock options	279	1,072	21
Tax benefit from exercise of stock options	—	550	26
Purchase of fractional common shares	(10)	(7)	(13)
Non-cumulative perpetual preferred stock dividends paid	(417)	(417)	(104)

Net cash (used) provided by financing activities	(148)	1,198	4,749

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning	—	—	—

Cash and cash equivalents, ending	$—	$—	$—

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

Item 9A(T).	DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring material information required to be disclosed in the Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment of internal control over financial reporting, management used the criteria issued by the Committee Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both design and operating effectiveness of internal control over financial reporting.

•

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s report on this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

N/A

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors and Executive Officers—The information required by this Item regarding directors (including those nominated for election at the Annual Meeting of Shareholders to be held on May 27, 2008) and executive officers of the Company is set forth under the sections captioned “PROPOSAL 1 – ELECTION OF DIRECTORS – General,”

“EXECUTIVE OFFICERS,” and “Report of Audit Committee “ in the Company’s Proxy Statement, to be filed with the SEC with respect to the aforementioned Annual Meeting of Shareholders (the “Proxy Statement”), which sections are incorporated herein by reference.

(b) Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the Proxy Statement section captioned “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” which section is incorporated herein by reference.

(c) Audit Committee Financial Expert – The information required by the Item regarding the Company’s Audit Committee, including the Audit Committee Finance Expert, is set forth under the Proxy Statement section captioned “Report of Audit Committee,” which section is incorporated by reference.

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

The information required by this Item is set forth under the section captioned “EXECUTIVE AND DIRECTOR COMPENSATION”, contained in the Proxy Statement, which section is incorporated by reference.

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

The information required by this Item is set forth under the sections captioned “Proposal 1—ELECTION OF DIRECTORS – GENERAL” and “CERTAIN INDEBTEDNESS and TRANSACTIONS of MANAGEMENT” contained in the Proxy Statement, which sections are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the section captioned “PROPOSAL 4—RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS”, contained in the Proxy Statement, which section is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description
Exhibit 3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-A12G filed with the SEC on June 5, 2002, as amended on August 15, 2005 by Articles of Amendment, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on August 29, 2005.

Exhibit 3.2	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-A12G filed with the SEC on June 5, 2002.

Exhibit 4.1	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit 4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Exhibit 10.1	Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.2	Bank Director Stock Option Plan, incorporated herein by reference to Exhibit 6(iii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.3	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998.

Exhibit 10.4	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 2000.

Exhibit 10.5	Company Omnibus Stock Ownership and Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10(vi) to the Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 2003.

Exhibit 10.6	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Form 10-KSB, filed with the SEC on March 29, 2006.

Exhibit 10.7	Amendment of Stock Option Agreements granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.2 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.8	Amendment of Stock Option Agreement, with resale restrictions, granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.3 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.9	Salary Continuation Agreement dated October 1, 2004 between the Bank and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.11 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.10	Salary Continuation Agreement dated October 1, 2004 between the Bank and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.12 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.11	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.15 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.12	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.16 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.13	Endorsement Split Dollar Agreement dated October 1, 2004 between the Bank and R. Craig Patterson, incorporated herein by reference to Exhibit 10.17 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.14	Severance Agreement dated March 11, 2005 between the Company and Charles T. Canaday Jr., incorporated herein by reference to Exhibit 10.18 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.15	Severance Agreement dated March 11, 2005 between the Company and Christopher B. Redcay, incorporated herein by reference to Exhibit 10.19 to the Form 10-KSB filed with the SEC on March 29, 2006.

Exhibit 10.16	Severance Agreement dated March 7, 2006 between the Company and R. Craig Patterson, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on March 7, 2006.

Exhibit 10.17	Indemnification Agreement with directors, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.18	Amended Salary Continuation Agreement dated December 6, 2006, between MidCarolina Bank and Robert C. Patterson, incorporated herein by reference to Exhibit 99.1 to the Form 8- K, filed with the SEC on December 11, 2006.

Exhibit 10.19	Amendment to Bank Director Stock Option Plan, dated April 24, 2007, incorporated herein by Reference to Exhibit 10.23 to the form 10Q, filed with the SEC on August 13, 2007.

Exhibit 10.20	Amendment to the Bank Employee Stock Option Plan dated April 24, 2007, incorporated herein by reference to Exhibit 10.24 to the form 10Q, filed with the SEC on August 13, 2007.

Exhibit 10.21	Form of Amendment to Endorsement Split Dollar Agreement, between MidCarolina Bank and (i) Charles T. Canaday; and (ii) Christopher B. Redcay, dated December 7, 2007 incorporated herein by reference to Exhibit 10.01 to the Form 8-K, filed with the SEC on March 21, 2008.

Exhibit 10.22	Form of Amendment to Endorsement Split Dollar Agreement, between MidCarolina Bank and Robert C. Patterson; dated December 7, 2007 incorporated herein by reference to Exhibit 10.01 to the Form 8-K, filed with the SEC on March 21, 2008.

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 14	Code of Ethics incorporated herein by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit 21	Schedule of Subsidiaries.

Exhibit 23	Consent of Dixon Hughes PLLC

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: March 25, 2008	By:	/s/ CHARLES T. CANADAY, JR.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES T. CANADAY	President, Chief Executive Officer and Director	March 25, 2008
Charles T. Canaday

/s/ CHRISTOPHER B. REDCAY	Senior Vice President and Chief Financial Officer	March 25, 2008
Christopher B. Redcay

/s/ JAMES R. COPLAND III	Chairman and Director	March 25, 2008
James R. Copland, III

/s/ DEXTER R. BARBEE, SR.	Director	March 25, 2008
Dexter R. Barbee, Sr.

/s/ H. THOMAS BOBO	Director	March 25, 2008
H. Thomas Bobo

/s/ THOMAS E. CHANDLER	Director	March 25, 2008
Thomas E. Chandler

/s/ J. ANTHONY HOLT	Director	March 25, 2008
J. Anthony Holt

/s/ F. D. HORNADAY	Vice Chairman and Director	March 25, 2008
F.D. Hornaday, III

/s/ TEENA M. KOURY	Director	March 25, 2008
Teena M. Koury

/s/ JOHN LOVE	Director	March 25, 2008
John Love

/s/ JAMES B. POWELL	Director	March 25, 2008
James B. Powell

/s/ JOHN K. ROBERTS	Director	March 25, 2008
John K. Roberts

/s/ JAMES H. SMITH, JR.	Director	March 25, 2008
James H. Smith, Jr.

/s/ ROBERT A. WARD	Director	March 25, 2008
Robert A. Ward

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 21	Schedule of Subsidiaries.

Exhibit 23	Consent of Dixon Hughes

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications