Form 10-Q
period 2008-03-31
MIDCAROLINA FINANCIAL CORP
filed 2008-05-13
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

(336)538-1600

(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    no  ☒

As of May 12, 2008, the registrant had outstanding 4,919,251 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007(*)

	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,547	$1,632
Federal funds sold and interest-earning deposits	10,443	2,979
Investment securities:
Available for sale	70,304	70,801
Loans held for sale	1,724	823
Loans	386,882	371,714
Allowance for loan losses	(4,650)	(4,462)

NET LOANS	382,232	367,252
Investment in stock of Federal Home Loan Bank of Atlanta	3,229	2,966
Investment in life insurance	7,668	7,594
Premises and equipment, net	6,772	6,834
Other assets	5,926	6,305

TOTAL ASSETS	$489,845	$467,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Noninterest-bearing demand deposits	$30,904	$30,568
Interest-bearing demand deposits	80,224	74,913
Savings	5,687	5,462
Time	273,845	262,954

TOTAL DEPOSITS	390,660	373,897
Short-term borrowings	28,000	19,000
Long-term borrowings	33,764	38,764
Accrued expenses and other liabilities	1,967	2,375

TOTAL LIABILITIES	454,391	434,036

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,919,251 and 4,618,528 shares issued and outstanding at March 31, 2008 December 31, 2007, respectively	14,556	13,290
Retained earnings	16,190	15,378
Accumulated other comprehensive loss	(111)	(337)

TOTAL SHAREHOLDERS’ EQUITY	35,454	33,150

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$489,845	467,186

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
INTEREST INCOME
Loans and loan fees	$6,653	$6,249
Investment securities:
Taxable	652	602
Tax-exempt	214	310
Federal funds sold and interest-earning deposits	40	93
Other	26	51

TOTAL INTEREST INCOME	7,585	7,305

INTEREST EXPENSE
Demand deposits	411	673
Savings	12	17
Time	3,279	2,794
Short-term borrowings	183	261
Long-term borrowings	433	357

TOTAL INTEREST EXPENSE	4,318	4,102

NET INTEREST INCOME	3,267	3,203
PROVISION FOR LOAN LOSSES	225	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,042	3,203

NON-INTEREST INCOME
Service charges on deposits accounts	287	233
Mortgage operations	191	134
Income from brokerage activities	76	63
Increase in cash surrender value of life insurance	74	71
Gain (loss) on sale of investments	17	(1)
Other (Note E)	86	77

TOTAL NON-INTEREST INCOME	731	577

NON-INTEREST EXPENSE
Salaries and employee benefits	1,356	1,377
Occupancy and equipment	260	310
Data processing and other outside services	289	304
Office supplies and postage	80	82
Deposit and other insurance	93	45
Professional and other services	94	55
Advertising	68	94
Other (Note E)	148	121

TOTAL NON-INTEREST EXPENSE	2,388	2,388

INCOME BEFORE INCOME TAXES	1,385	1,392
INCOME TAXES	469	425

NET INCOME	916	967
Dividends on preferred stock	(104)	(104)

Net income available to common shareholders	$812	$863

NET INCOME PER COMMON SHARE
Basic	$.17	$.19

Diluted	$.16	$.18

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net income	$916	$967

Other comprehensive income:
Securities available for sale:
Unrealized holding losses on available- for-sale securities	384	500
Tax effect	(148)	(193)
Reclassification of (gains) losses recognized in net income	(17)	1
Tax effect	7	—

Net of tax amount	226	308

Total other comprehensive income	226	308

COMPREHENSIVE INCOME	$1,142	$1,275

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2007	5,000	$4,819	4,618,528	$13,290	$15,378	$(337)	$33,150
Net income	—	—	—	—	916	—	916
Other comprehensive income	—	—	—	—	—	226	226
Stock based compensation	—	—	—	6	—	—	6
Stock options exercised	—	—	300,723	762	—	—	762
Current income tax benefit	—	—	—	498	—	—	498
Preferred dividends paid	—	—	—	—	(104)	—	(104)

Balance at March 31, 2008	5,000	$4,819	4,919,251	$14,556	$16,190	$(111)	$35,454

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Operating Activities
Net income	$916	$967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112	113
Provision for loan losses	225	—
(Gain) loss on sale of investment securities available for sale	(17)	1
Deferred tax benefit	142	—
Gain on sale of loans	(191)	(134)
Origination of loans held for sale	(8,652)	(5,586)
Proceeds from sales of loans held for sale	7,942	5,804
Increase in cash surrender value life insurance	(74)	(71)
Loss on sale of other real estate owned	—	46
Stock based compensation expense	6	2
Changes in assets and liabilities:
(Increase) decrease in other assets	747	(592)
Increase (decrease) in accrued expenses and other liabilities	(194)	816

NET CASH PROVIDED BY OPERATING ACTIVITIES	962	1,366

Investing Activities
Purchases of investment securities available for sale	(11,055)	(8,767)
Maturities and calls of investment securities available for sale	25	411
Principal paydowns on investment securities available for sale	816	557
Sales of investment securities available for sale	11,082	6,958
Net increase in loans from originations and principal repayments	(15,575)	(12,591)
(Purchase) redemption of FHLB stock	(263)	565
Purchases of premises and equipment	(34)	(4)
Proceeds from sale of foreclosed assets	—	111

NET CASH USED BY INVESTING ACTIVITIES	(15,004)	(12,760)

Financing Activities
Net increase in deposits	16,763	24,747
Net increase (decrease) in short-term borrowings	9,000	(13,000)
Net decrease in long-term borrowings	(5,000)	—
Non-cumulative perpetual preferred stock dividends paid	(104)	(104)
Proceeds from stock options exercised	762	—
Purchase of fractional shares	—	(10)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,421	11,633

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,379	239
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,611	12,438

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,990	$12,677

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B—COMMITMENTS

At March 31, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit	$49,568
Undisbursed lines of credit	32,325
Standby letters of credit	4,503
Commitments to sell loans held for sale	1,724

NOTE C—PER SHARE DATA

Basic and diluted net income per share of common stock has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 25% stock split effected in the form of a stock dividend distributed January 13, 2007. Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month period ended March 31, 2008 there were 19,000 options that were antidilutive. For the three month period ended March 31, 2007, there were no options that were antidilutive.

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2008	2007
Weighted average number of common shares used in computing basic net income per share	4,896,024	4,524,415
Effect of dilutive stock options	40,354	341,299

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,936,378	4,865,714

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D—LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At March 31, 2008		At December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$328,657	84.94%	$319,070	85.83%
Commercial and industrial loans	51,968	13.44%	46,893	12.61%
Loans to individuals	6,283	1.62%	5,796	1.56%

Subtotal	386,908	100.00%	371,590	100.00%

Net deferred loan fees	(26)		(45)

Loans	$386,882		$371,714

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$4,462	$4,222

Provision charged to operations	225	—

Charge-offs	(44)	(17)
Recoveries	7	7

Net charge-offs	(37)	(10)

Balance at end of period	$4,650	$4,212

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D—LOANS (Continued)

The following is a summary of nonperforming assets at the periods presented:

	March 31, 2008	December 31, 2007
	(In thousands)
Nonaccrual loans	$649	$700
Foreclosed assets	634	264

Total	$1,283	$964

NOTE E—NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Debit card income	$47	$37
ATM interchange income	2	2
Safe deposit rent	3	3
Check upcharge	5	7
Income from rental property	10	16
Other	19	12

Total	$86	$77

The major components of other non-interest expense are as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Travel	$13	$31
Contributions	18	16
Director fees	31	30
Dues and memberships	4	10
Credit reports and filing fees	5	8
Franchise tax	22	—
Appraisals	4	—
Deposit charge offs	12	—
Loan collection expense	17	15
Other	22	11

Total	$148	$121

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F—IMPACT OF RECENT ACCOUNTNG PRONONCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale and other certain assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting write-downs of individual assets.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securites include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subject to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of Loans,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2008, the Bank identified $2.2 million in impaired loans. Of these impaired loans, $2.0 million were identified to have impairment of $152 thousand. The determination of impairment was based on the fair market value of collateral for each loan, which is considered to be a Level 3 input.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2008.

Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$70,304	—	70,304	—
Impaired loans	1,848	—	—	1,848

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of SFAS 161 is not anticipated to materially impact the Company’s consolidated balance sheets and results of operations.

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

Financial Condition at March 31, 2008 and December 31, 2007

During the three-month period ending March 31, 2008, our total assets increased by $22.7 million to $489.9 million from $467.2 million at December 31, 2007. At March 31, 2008, loans totaled $386.9 million, an increase of $15.2 million, or 4.08%, for the three months, as loan demand continues to be strong in our markets. Our loan portfolio experienced increases in real estate and commercial loans in the amount of $58,000 and $5.1 million, respectively. Consumer loans increased by $487,000 to $6.3 million. Federal funds sold and interest-earning deposits increased by $7.5 million, or 250.55%, to $10.4 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities and loans held for sale increased by $7.8 million during the three months, to $84.0 million or 17.15% of total assets at March 31, 2008 versus $76.2 million, or 16.31% of total assets, at December 31, 2007. At March 31, 2008, investment securities available for sale totaled $70.3 million, a decrease of $497,000, or 0.70% compared to December 31, 2007.

Deposits continue to be our primary funding source. At March 31, 2008, deposits totaled $390.7 million, an increase of $16.8 million, or 4.48%, from year-end 2007. Included in the deposit balances are $96.1 million of brokered certificates of deposit, an increase of $7.4 million, or 8.34%, from year-end. We also utilize borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $4.0 million, or 8.16%, to $53.0 million at March 31, 2008.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2008, our shareholders’ equity totaled $35.5 million, an increase of $2.3 million from the December 31, 2007 balance. This increase resulted from net income available to common shareholders of $812,000 for the three month period, a decrease in accumulated other comprehensive loss in the amount of $226,000 and proceeds from the exercise of stock options in the amount of $762,000 and a current income tax benefit associated with the exercise of stock options in the amount of $498,000.

Comparison of Results of Operations for the

Three Months Ended March 31, 2008 and 2007

Net Income. Our net income available for common shareholders for the three months ended March 31, 2008 was $812,000, a decrease of $51,000, or 5.91%, from net income available to common shareholders of $863,000 for the same three-month period in 2007. Net income per diluted share of $0.16 decreased $0.02 per diluted share compared to the prior period. We have experienced strong balance sheet growth, with total assets averaging $480.2 million during the current three-month period compared to $425.8 million in the comparative prior year period, an increase of 12.78%. Our interest rate spread and net yield on average interest-earning assets decreased 31 basis points and 36 basis points respectively. Net interest income increased $64,000, non-interest income for the quarter ended March 31, 2008 increased in the amount of $154,000, the provision for loan losses increased $225,000, and non-interest expenses remained unchanged for the comparative period.

Net Interest Income. Net interest income increased by $64,000, or 2.00%, to $3.3 million for the three months ended March 31, 2008. Our total interest income benefited from growth in the level of average earning assets which was offset by a decrease in asset yields caused by decreases in interest rates charged on loans. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the first quarter of 2008 increased $54.6 million, or 13.46%, as compared with the same period in 2007. Our average yield on total interest-earning assets decreased by 69 basis points from 7.31% to 6.62%. Our average total interest-bearing liabilities increased by $50.2 million, or 13.85%. Our average cost of total interest-bearing liabilities decreased 40 basis points from 4.60% to 4.20%. Our markets are extremely competitive for deposits. For the three months ended March 31, 2008, our net interest spread was 2.41% and our net interest margin was 2.85%. For the three months ended March 31, 2007, our net interest rate spread was 2.72% and our net interest margin was 3.21%.

Provision for Loan Losses. Based on the uncertainty of the local and national economy, trends in the level of delinquent and classified loans as well as the over all growth of the loan portfolio, the Bank made a $225,000 provision for loan losses during the three months ended March 31, 2008. No provision was made for loan losses during the three months ended March 31, 2007. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management. Loan recoveries of previously charged-off loans were $7,000 during the three months ended March 31, 2008, offset by $44,000 of loan charge-offs. At March 31, 2008, we had non-accrual loans in the amount of $649,000, while the allowance for loan losses increased $188,000 to $4.7 million, or 1.20% of total loans. The Bank holds secured positions in these non-accrual loans. At December 31, 2007, the Bank had non-accrual loans in the amount of $700,000, while the allowance for loan losses stood at $4.5 million, or 1.20% of total loans.

Non-Interest Income. For the first quarter of 2008, non-interest income increased $154,000, or 26.69%, to $731,000 from $577,000 for the same period the prior year. Changes for the three months ended March 31, 2008 include an increase of $54,000 in service charges and fees on deposits, an increase of $13,000 in brokerage related income, an increase in cash value of life insurance of $3,000, an increase in gain on sale of investments of $18,000, an increase in mortgage brokerage activities of $57,000 and a increase in all other non-interest income of $9,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended March 31, 2008, total non-interest expense remained unchanged from the prior period. Salary and employee benefit expenses decreased $21,000, reflecting staffing decreases undertaken during the period. Deposit and other insurance expense increased $48,000 as a result in increases charged by the FDIC for deposit insurance. Occupancy and equipment costs decreased $50,000 reflecting decreased depreciation expenses and the termination of an automobile lease, advertising expense decreased $26,000 and office and professional and other services increased $39,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 33.86% and 30.53%, respectively, for the three months ended March 31, 2008 and 2007. The increase in the tax rate accrual is due to a decrease in tax-free federal and state income.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $84.0 million at March 31, 2008 compared to $76.2 million at December 31, 2007. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $92.0 million from the FHLB, subject to collateral constraints, with $53.0 million outstanding at March 31, 2008 and $49.0 million at December 31, 2007. All borrowings with FHLB must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2008, the Company’s average equity to average asset ratio was 7.31%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s tier I risk-based capital ratio at March 31, 2008 was 10.46%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures

MidCarolina Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures where effective, as of March 31, 2008, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended March 31, 2008.

Part II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit 11	See Note C to the Consolidated Financial Statements.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: May 12, 2008	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer