Form 10-Q
period 2008-06-30
MIDCAROLINA FINANCIAL CORP
filed 2008-08-06
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 6, 2008, the registrant had outstanding 4,919,251 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007(*)

	(Dollars in thousands except Share data)
ASSETS
Cash and due from banks	$1,355	$1,632
Federal funds sold and interest-earning deposits	16,178	2,979
Investment securities:
Available for sale	71,513	70,801
Loans held for sale	779	823
Loans	406,864	371,714
Allowance for loan losses	(4,824)	(4,462)

NET LOANS	402,040	367,252
Investment in stock of Federal Home Loan Bank of Atlanta	1,969	2,966
Investment in life insurance	7,744	7,594
Premises and equipment, net	6,819	6,834
Other assets	6,030	6,305

TOTAL ASSETS	$514,407	$467,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Noninterest-bearing demand deposits	$40,380	$30,568
Interest-bearing demand deposits	73,265	74,913
Savings	5,932	5,462
Time	319,095	262,954

TOTAL DEPOSITS	438,672	373,897
Short-term borrowings	5,000	19,000
Long-term borrowings	33,764	38,764
Accrued expenses and other liabilities	1,368	2,375

TOTAL LIABILITIES	478,804	434,036

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,919,251 and 4,618,528 shares issued and outstanding at June 30, 2008 December 31, 2007, respectively	14,556	13,290
Retained earnings	17,152	15,378
Accumulated other comprehensive loss	(924)	(337)

TOTAL SHAREHOLDERS’ EQUITY	35,603	33,150

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$514,407	467,186

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$6,305	$6,661	$12,958	$12,910
Investment securities:
Taxable	653	649	1,305	1,251
Tax-exempt	209	260	423	570
Federal funds sold and interest-earning deposits	38	60	78	153
Other	86	39	112	90

TOTAL INTEREST INCOME	7,291	7,669	14,876	14,974

INTEREST EXPENSE
Demand deposits	294	725	705	1,398
Savings	6	15	18	32
Time	3,125	3,004	6,404	5,798
Short-term borrowings	37	286	220	547
Long-term borrowings	353	344	786	701

TOTAL INTEREST EXPENSE	3,815	4,374	8,133	8,476

NET INTEREST INCOME	3,476	3,295	6,743	6,498
PROVISION FOR LOAN LOSSES	225	—	450	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,251	3,295	6,293	6,498

NON-INTEREST INCOME
Service charges on deposits accounts	285	257	572	490
Mortgage operations	204	205	395	339
Income from brokerage activities	94	92	170	155
Increase in cash surrender value of life insurance	76	70	150	141
Gain on sale of investments	10	1	27	1
Other (Note E)	87	134	173	210

TOTAL NON-INTEREST INCOME	756	759	1,487	1,336

NON-INTEREST EXPENSE
Salaries and employee benefits	1,358	1,349	2,714	2,726
Occupancy and equipment	287	298	547	608
Data processing and other outside services	269	295	558	599
Office supplies and postage	89	67	169	149
Deposit and other insurance	96	82	189	127
Professional and other services	77	112	171	167
Advertising	102	39	170	133
Other (Note E)	160	216	308	337

TOTAL NON-INTEREST EXPENSE	2,438	2,458	4,826	4,846

INCOME BEFORE INCOME TAXES	1,569	1,596	2,954	2,988
INCOME TAXES	503	479	972	904

NET INCOME	1,066	1,117	1,982	2,084
Dividends on preferred stock	104	104	208	209

Net income available to common shareholders	$962	$1,013	$1,774	$1,875

NET INCOME PER COMMON SHARE
Basic	$.20	$.22	$.36	$.41

Diluted	$.19	$.21	$.36	$.39

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$1,066	$1,117	$1,982	$2,084

Other comprehensive income:
Securities available for sale:
Unrealized holding losses on available-for-sale securities	(1,312)	(1,922)	(927)	(1,419)
Tax effect	506	740	357	546
Reclassification of gains recognized in net income	(10)	(1)	(27)	(1)
Tax effect	4	—	10	—

Net of tax amount	(812)	(1,183)	(587)	(873)

Total other comprehensive (loss)	(812)	(1,183)	(587)	(873)

COMPREHENSIVE INCOME (LOSS)	$254	$(66)	$1,395	$1,211

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

					Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2007	5,000	$4,819	4,618,528	$13,290	$15,378	$(337)	$33,150
Net income	—	—	—	—	1,982	—	1,982
Other comprehensive income	—	—	—	—	—	(587)	(587)
Stock based compensation	—	—	—	6	—	—	6
Stock options exercised	—	—	300,723	762	—	—	762
Current income tax benefit	—	—	—	498	—	—	498
Preferred dividends paid	—	—	—	—	(208)	—	(208)

Balance at June 30, 2008	5,000	$4,819	4,919,251	$14,556	$17,152	$(924)	$35,603

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Operating Activities
Net income	$1,982	$2,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240	229
Provision for loan losses	450	—
Gain on sale of investment securities available for sale	(27)	(1)
Deferred tax benefit	(368)	—
Gain on sale of loans	(395)	(339)
Origination of loans held for sale	(14,942)	(15,443)
Proceeds from sales of loans held for sale	15,381	16,103
Increase in cash surrender value life insurance	(150)	(141)
Loss on sale of other real estate owned	—	46
Stock based compensation expense	6	2
Changes in assets and liabilities:
Decrease in other assets	405	424
Increase (decrease) in accrued expenses and other liabilities	(271)	1,111

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,311	4,075

Investing Activities
Purchases of investment securities available for sale	(33,797)	(19,718)
Maturities and calls of investment securities available for sale	25	1,294
Principal paydowns on investment securities available for sale	1,946	1,768
Sales of investment securities available for sale	30,164	17,696
Net increase in loans from originations and principal repayments	(35,372)	(33,571)
Redemption of FHLB stock	997	115
Purchases of premises and equipment	(199)	(47)
Proceeds from sale of foreclosed assets	—	380

NET CASH USED BY INVESTING ACTIVITIES	(36,236)	(32,083)

Financing Activities
Net increase in deposits	64,775	31,326
Net decrease in short-term borrowings	(14,000)	(3,000)
Net decrease in long-term borrowings	(5,000)	—
Non-cumulative perpetual preferred stock dividends paid	(208)	(209)
Proceeds from stock options exercised	762	—
Tax benefit from exercise of stock options	498	—
Purchase of fractional shares	—	(10)

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,827	28,107

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,902	99
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,611	12,438

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,513	$12,537

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2008 and for the three month and six month periods ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B—COMMITMENTS

At June 30, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit	$40,254
Undisbursed lines of credit	34,454
Standby letters of credit	5,246
Commitments to sell loans held for sale	779

NOTE C—PER SHARE DATA

Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month period ended June 30, 2008 there were 148,241 options that were antidilutive. For the six month period ended June 30, 2008 there were 8,973 options that were antidilutive. For the three month and six month periods ended June 30, 2007, there were 10,000 options that were antidilutive.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C—PER SHARE DATA (Continued)

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of shares used in computing basic net income per share	4,919,251	4,524,391	4,907,637	4,524,403
Effect of dilutive stock options	25,250	341,028	33,327	343,720

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,944,501	4,865,419	4,940,964	4,868,123

NOTE D—LOANS

Following is a summary of loans at each of the balance sheet dates presented (Dollars in thousands):

	At June 30, 2008		At December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$338,049	83.07%	$319,070	85.83%
Commercial and industrial loans	60,489	14.86%	46,893	12.61%
Loans to individuals	8,358	2.05%	5,796	1.56%

Subtotal	406,896	100.00%	371,590	100.00%

Net deferred loan fees	(32)		(45)

Loans	$406,864		$371,714

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D—LOANS (Continued)

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$4,650	$4,212	$4,462	$4,222

Provision charged to operations	225	—	450	—

Charge-offs	(70)	(2)	(114)	(19)
Recoveries	19	16	26	23

Net (charge-offs) recoveries	(51)	14	(90)	4

Balance at end of period	$4,824	$4,226	$4,824	$4,226

The following is a summary of nonperforming assets at the periods presented:

	June 30, 2008	December 31, 2007
	(In thousands)
Nonaccrual loans	$1,540	$700
Foreclosed assets	410	264

Total	$1,950	$964

NOTE E—NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Debit card income	$56	$44	$103	$81
ATM interchange income	2	3	4	5
Safe deposit rent	3	3	6	6
Check upcharge	4	5	9	12
Income from rental property	11	17	21	33
Other	11	62	30	73

Total	$87	$134	$173	$210

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E—NON-INTEREST INCOME AND NON-INTEREST EXPENSE (Continued)

The major components of other non-interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Travel	$25	$22	$38	$53
Contributions	1	6	19	22
Director fees	33	30	64	60
Dues and memberships	5	4	9	14
Credit reports and filing fees	3	8	8	16
Franchise tax	46	—	68	—
Appraisals	11	12	15	12
Deposit charge offs	6	8	18	12
Loss on sale of OREO	—	46	—	46
Loan collection expense	3	18	20	33
Other	27	62	49	69

Total	$160	$216	$308	$337

NOTE F—IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities and corporated debt securities in less liquid markets.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F—IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subject to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of Loans,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2008, the Bank identified $2.4 million in impaired loans. Of these impaired loans, $1.3 million were identified to have impairment of $155 thousand. The determination of impairment was based on the fair market value of collateral for each loan, which is considered to be a Level 3 input.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of June 30, 2008 (Dollars in thousands).

Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$71,513	—	71,063	450
Impaired loans	1,114	—	—	1,114

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

Financial Condition at June 30, 2008 and December 31, 2007

During the three-month period ending June 30, 2008, our total assets increased by $47.2 million to $514.4 million from $467.2 million at December 31, 2007. At June 30, 2008, loans totaled $406.9 million, an increase of $35.1 million, or 9.46%, for the six months, as loan demand continues to be strong in our markets. Our loan portfolio experienced increases in real estate and commercial loans in the amount of $19.0 million and $13.6 million, respectively. Consumer loans increased by $2.6 million to $8.4 million. Federal funds sold and interest-earning deposits increased by $8.2 million, to $11.2 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities and loans held for sale increased by $13.6 million during the six months, to $89.8 million or 17.46% of total assets at June 30, 2008 versus $76.2 million, or 16.31% of total assets, at December 31, 2007. At June 30, 2008, investment securities available for sale totaled $71.5 million, an increase of $712,000, or 1.01% compared to December 31, 2007.

Deposits continue to be our primary funding source. At June 30, 2008, deposits totaled $438.7 million, an increase of $64.8 million, or 17.32%, from year-end 2007. Included in the deposit balances are $113.5 million of brokered certificates of deposit, an increase of $25.8 million, or 21.84%, from year-end. We also utilize borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $19.0 million, or 38.78%, to $30.0 million at June 30, 2008.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2008, our shareholders’ equity totaled $35.6 million, an increase of $2.5 million from the December 31, 2007 balance. This increase resulted from net income available to common shareholders of $1,774,000 for the six month period, proceeds from the exercise of stock options in the amount of $762,000 and a current income tax benefit associated with the exercise of stock options in the amount of $498,000. Accumulated other comprehensive loss increased in the amount of $587,000 for the six-month period ended June 30, 2008.

Comparison of Results of Operations for the

Three Months Ended June 30, 2008 and 2007

Net Income. Our net income available for common shareholders for the three months ended June 31, 2008 was $962,000, a decrease of $51,000, or 5.03%, from net income available to common shareholders of $1.0 million for the same three-month period in 2007. Net income per diluted share of $0.19 decreased $0.02 per diluted share compared to the prior period. We have experienced strong balance sheet growth, with total assets averaging $498.6 million during the current three-month period compared to $441.7 million in the comparative prior year period, an increase of 12.89%. Our interest rate spread and net yield on average interest-earning assets decreased 16 basis points and 25 basis points respectively. Net interest income increased $181,000, non-interest income for the quarter ended June 30, 2008 decreased in the amount of $3,000, the provision for loan losses increased $225,000, and non-interest expenses decreased $20,000 for the comparative period.

Net Interest Income. Net interest income increased by $181,000, or 5.49%, to $3.5 million for the three months ended June 30, 2008. Our total interest income benefited from growth in the level of average earning assets which was offset by a decrease in asset yields caused by decreases in interest rates charged on loans. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the second quarter of 2008 increased $63.2 million, or 15.04%, as compared with the same period in 2007. Our average yield on total interest-earning assets decreased by 126 basis points from 7.32% to 6.06%. Our average total interest-bearing liabilities increased by $53.3 million, or 14.25%. Our average cost of total interest-bearing liabilities decreased 110 basis points from 4.69% to 3.59%. Our markets are extremely competitive for deposits. For the three months ended June 30, 2008, our net interest spread was 2.47% and our net interest margin was 2.89%. For the three months ended June 30, 2007, our net interest rate spread was 2.63% and our net interest margin was 3.14%.

Provision for Loan Losses. Based on the uncertainty of the local and national economy, trends in the level of delinquent and classified loans as well as the over all growth of the loan portfolio, the Bank made a $225,000 provision for loan losses during the three months ended June 30, 2008. No provision was made for loan losses during the three months ended June 30, 2007. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management. Loan recoveries of previously charged-off loans were $19,000 during the three months ended June 30, 2008, offset by $70,000 of loan charge-offs. At June 30, 2008, we had non-accrual loans in the amount of $1.5 million, while the allowance for loan losses increased $174,000 to $4.8 million, or 1.19% of total loans. At June 30, 2007, we had non-accrual loans in the amount of $722,000, while the allowance for loan losses increased $14,000 to $4.2 million, or 1.22% of total loans. The Bank holds secured positions in these non-accrual loans. At December 31, 2007, the Bank had non-accrual loans in the amount of $700,000, while the allowance for loan losses stood at $4.5 million, or 1.20% of total loans.

Non-Interest Income. For the second quarter of 2008, non-interest income decreased $3,000, or 0.40%, to $756,000 from $759,000 for the same period the prior year. Changes for the three months ended June 30, 2008 include an increase of $28,000 in service charges and fees on deposits, an increase of $2,000 in brokerage related income, an increase in cash value of life insurance of $6,000, an increase in gain on sale of investments of $9,000, a decrease in mortgage brokerage activities of $1,000 and a decrease in all other non-interest income of $47,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended June 30, 2008, total non-interest expense decreased $20,000 from the prior year period. Salary and employee benefit expenses increased $9,000, reflecting modest staffing changes undertaken during the period. Deposit and other insurance expense increased $14,000 as a result in increases charged by the FDIC for deposit insurance. Occupancy and equipment costs decreased $11,000 reflecting decreased depreciation expenses and the termination of an automobile lease, advertising expense increased $63,000 due to an increase in our advertising and marketing budget. Professional and other services and data processing and other outside services decreased a combined $61,000 reflecting improved utilization efficiencies.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 32.05% and 30.01%, respectively, for the three months ended June 30, 2008 and 2007. The increase in the tax rate accrual is due to a decrease in tax-free federal and state income.

Comparison of Results of Operations for the

Six Months Ended June 30, 2008 and 2007

Net Income. Our net income available for common shareholders for the six months ended June 30, 2008 was $1.9 million, a decrease of $101,000, or 5.39%, from net income available to common shareholders of $1.8 million for the same six-month period in 2007. Net income per diluted share of $0.36 decreased $0.03 per diluted share compared to the prior period. We have experienced strong balance sheet growth, with total assets averaging $489.4 million during the current six-month period compared to $433.8 million in the comparative prior year period, an increase of 12.82%. Our interest rate spread and net yield on average interest-earning assets decreased 23 basis points and 30 basis points respectively. Net interest income increased $245,000, non-interest income for the six months ended June 30, 2008 increased in the amount of $151,000, the provision for loan losses increased $450,000, and non-interest expenses decreased by $20,000 for the comparative period.

Net Interest Income. Net interest income increased by $245,000, or 3.77%, to $6.7 million for the six months ended June 30, 2008. Our total interest income benefited from growth in the level of average earning assets which was offset by a decrease in asset yields caused by decreases in interest rates charged on loans. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the first six months of 2008 increased $58.9 million, or 14.25%, as compared with the same period in 2007. Our average yield on total interest-earning assets decreased by 97 basis points from 7.31% to 6.34%. Our average total interest-bearing liabilities increased by $51.7 million, or 14.04%. Our average cost of total interest-bearing liabilities decreased 75 basis points from 4.65% to 3.90%. Our markets are extremely competitive for deposits. For the six months ended June 30, 2008, our net interest spread was 2.44% and our net interest margin was 2.87%. For the six months ended June 30, 2007, our net interest rate spread was 2.67% and our net interest margin was 3.17%.

Provision for Loan Losses. Based on the uncertainty of the local and national economy, trends in the level of delinquent and classified loans as well as the over all growth of the loan portfolio, the Bank made a $450,000 provision for loan losses during the six months ended June 30, 2008. No provision was made for loan losses during the six months ended June 30, 2007. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management. Loan recoveries of previously charged-off loans were $26,000 during the six months ended June 30, 2008, offset by $114,000 of loan charge-offs. At June 30, 2008, we had non-accrual loans in the amount of $1.5 million, while the allowance for loan losses increased $362,000 to $4.8 million, or 1.19% of total loans. The Bank holds secured positions in these non-accrual loans. At June 30, 2007, we had non-accrual loans in the amount of $722,000, while the allowance for loan losses increased $4,000 to $4.2 million, or 1.22% of total loans. At December 31, 2007, the Bank had non-accrual loans in the amount of $700,000, while the allowance for loan losses stood at $4.5 million, or 1.20% of total loans.

Non-Interest Income. For the second quarter of 2008, non-interest income increased $151,000, or 11.30%, to $1.5 million from $1.3 million for the same period the prior year. Changes for the six months ended June 30, 2008 include an increase of $82,000 in service charges and fees on deposits, an increase of $15,000 in brokerage related income, an increase in cash value of life insurance of $9,000, an increase in gain on sale of investments of $26,000, an increase in mortgage brokerage activities of $56,000 and a decrease in all other non-interest income of $37,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the six-months ended June 30, 2008, total non-interest expense decreased $20,000 from the prior period. Salary and employee benefit expenses decreased $12,000, reflecting staffing efficiencies undertaken during the period. Deposit and other insurance expense increased $62,000 as a result in increases charged by the FDIC for deposit insurance. Occupancy and equipment costs decreased $61,000 reflecting decreased depreciation expenses and the termination of an automobile lease, advertising expense increased $37,000. Office supplies and postage increased $20,000. Professional and other services increased $4,000 and data processing and other outside services decreased $41,000 reflecting cost reductions gained in contract renegotiations and less reliance on outside information technology technicians.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 32.90% and 30.25%, respectively, for the six months ended June 30, 2008 and 2007. The increase in the tax rate accrual is due to a decrease in tax-free federal and state income.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $89.8 million at June 30, 2008 compared to $76.2 million at December 31, 2007. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $92.0 million from the FHLB, subject to collateral constraints, with $30.0 million outstanding at June 30, 2008 and $49.0 million at December 31, 2007. All borrowings with FHLB must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2008, the Company’s average equity to average asset ratio was 7.20%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s tier I risk-based capital ratio at June 30, 2008 was 10.18%.

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

MidCarolina Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures where effective, as of June 30, 2008, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In conjunction with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2008, and that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 22, 2008, the Company and the Bank filed a civil action in the Superior Court of Alamance County, North Carolina, against their former President and Chief Executive Officer whose employment terminated during August 2007. The lawsuit alleges claims (which involve amounts that are not material to the Company’s financial condition or results of operations) for fraud and misrepresentation, conversion of funds and breach of fiduciary duty as a director and officer. On July 24, 2008, the former officer filed a claim for arbitration pursuant to his employment agreement with the Bank, disputing that there was cause for the termination of his employment and seeking to be paid additional salary and benefits under the agreement and other compensatory agreements between him and the Bank. The Bank will vigorously defend its position that the former officer was discharged for cause and is not entitled to any additional compensation or benefits, and that he is obligated to repay the Bank for certain personal expenses and excesses incurred while he served as an officer.

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on May 27, 2008. Of 4,919,251 shares entitled to vote at the meeting, 4,102,012 (83.4%) shares voted. The following matters were voted on at the meeting:

Proposal 1(a):	To elect the members of the Board of Directors listed below for three-year terms or until their successors have been elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld
H. Thomas Bobo	3,984,293	117,719
F.D. Hornaday, III	3,899,955	202,057
Teena Marie Koury	3,903,249	198,763
John H. Love	3,889,239	212,773
James B. Powell	3,865,389	236,623

Proposal 1(b):	To elect the member of the Board of Directors listed below for a one-year term or until their successor has been elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld
Charles T. Canaday	3,945,113	156,899

The following directors continue in office after the meeting:

Dexter R. Barbee, Sr
Thomas E. Chandler
James R. Copland, III
J. Anthony Holt
John K. Roberts
James H. Smith
Robert A. Ward

Proposal 2:	To increase the number of shares of common stock reserved for issuance under the MidCarolina Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan, as amended

For	Against	Abstain	Broker Non-Vote
2,783,383	456,706	102,875	759,048

Proposal 3:	To approve the MidCarolina Financial Corporation 2008 Director Stock Option Plan

For	Against	Abstain	Broker Non-Vote
2,792,218	509,548	41,198	759,048

Proposal 4:	The ratification of the appointment of Dixon Hughes PLLC as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008.

For	Against	Abstain
4,090,628	4,115	7,269

Item 6.	Exhibits

Exhibit 10.1	Amended and Restated Company Omnibus Stock Ownership and Long-Term Incentive Plan, dated April 24, 2007, (incorporated herein by reference to Appendix C to the definitive Proxy Statement filed with the SEC on April 25, 2008).

Exhibit 10.2	Company Director Stock Option Plan, (incorporated herein by reference to Appendix D to the definitive Proxy Statement filed with the SEC on April 25, 2008).

Exhibit 10.3	Amended Salary Continuation Agreement dated May 27, 2008 between the Company and Charles T. Canaday Jr.(filed herewith)

Exhibit 10.4	Amended Salary Continuation Agreement dated May 27, 2008 between the Company and Christopher B. Redcay. (filed herewith)

Exhibit 10.5	Amended Salary Continuation Agreement dated May 27, 2008 between the Company and R. Craig Patterson. (filed herewith)

Exhibit 10.6	Employment Agreement dated May 27, 3008, between Charles T. Canaday, Jr. and the Company. (filed herewith)

Exhibit 10.7	Employment Agreement dated May 27, 2008, between R. Craig Patterson and the Company. (filed herewith)

Exhibit 10.8	Employment Agreement dated May 27, 2008, between Christopher B. Redcay and the Company. (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32	Section 1350 Certifications (filed herewith)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: August 5, 2008	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date: August 5, 2008	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer

Exhibit Index

Exhibit 10.1	Amended and Restated Company Omnibus Stock Ownership and Long-Term Incentive Plan, dated April 24, 2007, (incorporated herein by reference to Appendix C to the definitive Proxy Statement filed with the SEC on April 25, 2008).

Exhibit 10.2	Company Director Stock Option Plan, (incorporated herein by reference to Appendix D to the definitive Proxy Statement filed with the SEC on April 25, 2008).

Exhibit 10.3	Amended Salary Continuation Agreement dated May 27, 2008 between the Company and Charles T. Canaday Jr.( filed herewith)

Exhibit 10.4	Amended Salary Continuation Agreement dated May 27, 2008 between the Company and Christopher B. Redcay. (filed herewith)

Exhibit 10.5	Amended Salary Continuation Agreement dated May 27, 2008 between the Company and R. Craig Patterson. (filed herewith)

Exhibit 10.6	Employment Agreement dated May 27, 3008, between Charles T. Canaday, Jr. and the Company. (filed herewith)

Exhibit 10.7	Employment Agreement dated May 27, 2008, between R. Craig Patterson and the Company. (filed herewith)

Exhibit 10.8	Employment Agreement dated May 27, 2008, between Christopher B. Redcay and the Company. (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32	Section 1350 Certifications (filed herewith)