Form 10-Q
period 2008-09-30
MIDCAROLINA FINANCIAL CORP
filed 2008-11-12
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    no  ☒

As of November 11, 2008, the registrant had outstanding 4,919,661 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007(*)
	(Dollars in thousands except Share data)
ASSETS

Cash and due from banks	$1,403	$1,632
Federal funds sold and interest-earning deposits	12,492	2,979
Investment securities:
Available for sale	69,975	70,801
Loans held for sale	304	823
Loans	418,928	371,714
Allowance for loan losses	(5,372)	(4,462)

NET LOANS	413,556	367,252

Investment in stock of Federal Home Loan Bank of Atlanta	2,329	2,966
Investment in life insurance	7,821	7,594
Premises and equipment, net	7,067	6,834
Other assets	6,676	6,305

TOTAL ASSETS	$521,623	$467,186

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing demand deposits	$41,844	$30,568
Interest-bearing demand deposits	69,205	74,913
Savings	6,053	5,462
Time	326,318	262,954

TOTAL DEPOSITS	443,420	373,897

Short-term borrowings	8,000	19,000
Long-term borrowings	33,764	38,764
Accrued expenses and other liabilities	1,054	2,375

TOTAL LIABILITIES	486,238	434,036

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,919,661 and 4,618,528 shares issued and outstanding at September 30, 2008 December 31, 2007, respectively	14,576	13,290
Retained earnings	18,290	15,378
Accumulated other comprehensive loss	(2,300)	(337)

TOTAL SHAREHOLDERS’ EQUITY	35,385	33,150

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$521,623	467,186

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$6,515	$7,057	$19,473	$19,967
Investment securities:
Taxable	706	664	2,011	1,915
Tax-exempt	208	236	631	806
Federal funds sold and interest-earning deposits	31	53	109	206
Other	42	44	154	134

TOTAL INTEREST INCOME	7,502	8,054	22,378	23,028

INTEREST EXPENSE
Demand deposits	272	753	977	2,151
Savings	6	14	24	46
Time	2,877	3,315	9,281	9,113
Short-term borrowings	50	210	270	757
Long-term borrowings	355	349	1,141	1,050

TOTAL INTEREST EXPENSE	3,560	4,641	11,693	13,117

NET INTEREST INCOME	3,942	3,413	10,685	9,911

PROVISION FOR LOAN LOSSES	705	—	1,155	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,237	3,413	9,530	9,911

NON-INTEREST INCOME
Service charges on deposits accounts	299	263	871	753
Mortgage operations	117	146	512	485
Income from brokerage activities	69	82	239	237
Increase in cash surrender value of life insurance	77	74	227	215
Gain on sale of investments	2	3	29	3
Gain (loss) on sale of other real estate	536	—	536	(45)
Other (Note E)	92	89	265	300

TOTAL NON-INTEREST INCOME	1,192	657	2,679	1,948

NON-INTEREST EXPENSE
Salaries and employee benefits	1,399	1,349	4,113	4,075
Occupancy and equipment	266	274	813	882
Data processing and other outside services	260	288	818	887
Office supplies and postage	82	87	251	236
Deposit and other insurance	122	124	311	251
Professional and other services	190	46	361	213
Advertising	71	23	241	156
Other (Note E)	181	134	489	426

TOTAL NON-INTEREST EXPENSE	2,571	2,325	7,397	7,126

INCOME BEFORE INCOME TAXES	1,858	1,745	4,812	4,733

INCOME TAXES	615	540	1,587	1,444

NET INCOME	1,243	1,205	3,225	3,289

Dividends on preferred stock	104	104	313	313

Net income available to common shareholders	$1,139	$1,101	$2,912	$2,976

NET INCOME PER COMMON SHARE
Basic	$.23	$.24	$.59	$.66

Diluted	$.23	$.23	$.59	$.61

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$1,243	$1,205	$3,225	$3,289

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(2,238)	906	(3,165)	(515)
Tax effect	863	(349)	1,220	199
Reclassification of gains recognized in net income	(2)	(3)	(29)	(3)
Tax effect	1	1	11	1

Total other comprehensive income (loss)	(1,376)	555	(1,963)	(318)

COMPREHENSIVE INCOME (LOSS)	$(133)	$1,760	$1,262	$2,971

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	earnings	loss	equity
	(Amounts in thousands, except share data)
Balance at December 31, 2007	5,000	$4,819	4,618,528	$13,290	$15,378	$(337)	$33,150
Net income	—	—	—	—	3,225	—	3,225
Other comprehensive income (loss)	—	—	—	—	—	(1,963)	(1,963)
Stock based compensation	—	—	—	26	—	—	26
Stock options exercised	—	—	301,133	762	—	—	762
Current income tax benefit	—	—	—	498	—	—	498
Preferred dividends paid	—	—	—	—	(313)	—	(313)

Balance at September 30, 2008	5,000	$4,819	4,919,661	$14,576	$18,290	$(2,300)	$35,385

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Operating Activities
Net income	$3,225	$3,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330	375
Accretion on securities	(163)	(1)
Provision for loan losses	1,155	—
Gain on sale of investment securities available for sale	(29)	(3)
Deferred tax benefit	(1,231)	(200)
Gain on sale of loans	(512)	(485)
Origination of loans held for sale	(19,364)	(22,774)
Proceeds from sales of loans held for sale	20,395	24,316
Increase in cash surrender value life insurance	(227)	(215)
Net (gain) loss on sale of other real estate owned	(536)	45
Stock based compensation expense	26	2
Changes in assets and liabilities:
Decrease in other assets	527	284
Increase in accrued expenses and other liabilities	1,141	1,752

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,737	6,365

Investing Activities
Purchases of investment securities available for sale	(38,311)	(21,834)
Maturities and calls of investment securities available for sale	25	1,389
Principal paydowns on investment securities available for sale	3,562	2,674
Sales of investment securities available for sale	32,548	20,714
Net increase in loans from originations and principal repayments	(48,939)	(49,129)
Redemption of FHLB stock	637	340
Purchases of premises and equipment	(557)	(562)
Proceeds from sale of foreclosed assets	1,112	381

NET CASH USED BY INVESTING ACTIVITIES	(49,923)	(46,027)

Financing Activities
Net increase in deposits	69,523	45,304
Net decrease in short-term borrowings	(11,000)	(10,000)
Net increase (decrease) in long-term borrowings	(5,000)	2,000
Non-cumulative perpetual preferred stock dividends paid	(313)	(313)
Proceeds from common stock issue	—	2
Proceeds from stock options exercised	762	192
Tax benefit from exercise of stock options	498	—
Purchase of fractional shares	—	(10)

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,470	37,175

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,284	(2,487)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,611	12,438

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,895	$9,951

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2008 and for the three month and nine month periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit	$39,308
Undisbursed lines of credit	35,262
Standby letters of credit	3,991
Commitments to sell loans held for sale	304

NOTE C - PER SHARE DATA

Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month period ended September 30, 2008 there were 148,241 options that were antidilutive. For the nine month period ended September 30, 2008 there were 148,223 options that were antidilutive. For the three month and nine month periods ended September 30, 2007, there were 10,000 options that were antidilutive.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C - PER SHARE DATA (Continued)

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of shares used in computing basic net income per share	4,919,532	4,547,515	4,911,631	4,532,192

Effect of dilutive stock options	2,770	320,198	18,570	336,038

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,922,302	4,867,713	4,930,201	4,868,230

NOTE D - LOANS

Following is a summary of loans at each of the balance sheet dates presented (Dollars in thousands):

	At September 30, 2008		At December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$354,553	84.63%	$319,070	85.83%
Commercial and industrial loans	59,721	14.25%	46,893	12.61%
Loans to individuals	4,704	1.12%	5,796	1.56%

Subtotal	418,978	100.00%	371,759	100.00%

Net deferred loan fees	(50)		(45)

Loans	$418,928		$371,714

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - LOANS (Continued)

An analysis of the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$4,824	$4,226	$4,462	$4,222

Provision charged to operations	705	—	1,155	—

Charge-offs	(163)	(115)	(277)	(134)
Recoveries	6	31	32	54

Net charge-offs	(157)	(84)	(245)	(80)

Balance at end of period	$5,372	$4,142	$5,372	$4,142

The following is a summary of nonperforming assets for the periods ended as presented:

	September 30, 2008	December 31, 2007
	(In thousands)
Nonaccrual loans	$2,586	$700
Foreclosed assets	1,187	264

Total	$3,773	$964

NOTE E - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Debit card income	$55	$45	$158	$126
ATM interchange income	2	2	6	7
Safe deposit rent	4	3	10	9
Check upcharge	8	7	17	19
Income from rental property	5	13	26	46
Other	18	19	48	93

Total	$92	$89	$265	$300

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - NON-INTEREST INCOME AND NON-INTEREST EXPENSE (Continued)

The major components of other non-interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Travel	$19	$21	$57	$74
Contributions	1	11	20	33
Director fees	37	32	101	92
Dues and memberships	10	17	19	31
Credit reports and filing fees	4	10	12	26
Franchise tax	31	—	99	44
Appraisals	3	7	18	19
Deposit charge offs	11	3	29	15
Loan collection expense	1	19	21	52
Oreo – charge off	40	—	40	—
Other	24	14	73	40

Total	$181	$134	$489	$426

NOTE F - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities and corporate debt securities in less liquid markets.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subject to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of Loans,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2008, the Bank identified $3.6 million in impaired loans. Of these impaired loans, $3.5 million were identified to have impairment of $541 thousand. The determination of impairment was based on the fair market value of collateral for each loan, which is considered to be a Level 3 input.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of September 30, 2008 (Dollars in thousands):

Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$69,975		69,625	350
Impaired loans	2,983			2,983
Loans held for sale	304			304

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

Statements in this Report and its exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the SEC’s Internet website at www.sec.gov or through our Internet website at www.midcarolinabank.com. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to, (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and capital markets and the banking industry in general, (b) the financial success or changing strategies of our customers, (c) actions of government regulators, the level of market interest rates, and changes in general economic conditions and real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral). Although we believe that the expectations reflected in the forward-looking statements are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend, to update these forward-looking statements.

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced, including:

•

The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of mark-to market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 (with a return to the $100,000 limit on December 31, 2009;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance:

•

On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLGP), which seeks to strengthen confidence and encourage liquidity in the banking system, and which has two primary components that are available on a voluntary basis to financial institutions, including:

•

Guarantee of newly-issued senior unsecured debt issued on or before June 30, 2009 (subject to certain limits) and which would be in effect until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee;

•

Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance;

The Company is currently evaluating the programs outlined above and the impact they may have on the organization. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, it is clear that our deposit insurance costs will increase significantly during 2009.

Although it is unknown whether further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

Financial Condition at September 30, 2008 and December 31, 2007

During the three-month period ending September 30, 2008, our total assets increased by $54.4 million to $521.6 million from $467.2 million at December 31, 2007. At September 30, 2008, loans totaled $418.9 million, an increase of $47.2 million, or 12.70%, for the nine months, as loan demand continues to be strong in our markets. Our loan portfolio experienced increases in real estate and commercial loans in the amount of $35.5 million and $12.8 million, respectively. Consumer loans decreased by $1.1 million to $4.7 million. Federal funds sold and interest-earning deposits increased by $9.5 million, to $12.5 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities and loans held for sale increased by $7.9 million during the nine months, to $84.2 million or 16.13% of total assets at September 30, 2008 versus $76.2 million, or 16.31% of total assets, at December 31, 2007. At September 30, 2008, investment securities available for sale totaled $70.0 million, a decrease of $826,000, or 1.17% compared to December 31, 2007.

Deposits continue to be our primary funding source. At September 30, 2008, deposits totaled $443.4 million, an increase of $69.5 million, or 18.59%, from year-end 2007. Included in the deposit balances are $123.2 million of brokered certificates of deposit, an increase of $35.5 million, or 40.47%, from year-end. We also utilize borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $16.0 million, or 32.65%, to $33.0 million at September 30, 2008.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2008, our shareholders’ equity totaled $35.4 million, an increase of $2.2 million from the December 31, 2007 balance. This increase resulted from net income available to common shareholders of $2.9 million for the nine month period, proceeds from the exercise of stock options in the amount of $762,000 and a current income tax benefit associated with the exercise of stock options in the amount of $498,000. Accumulated other comprehensive loss increased in the amount of $2.0 million for the nine-month period ended September 30, 2008 resulting from the illiquid securities markets affecting the Company’s unrealized loss on available-for-sale Municipal securities and Mortgage Backed securities portfolios.

Comparison of Results of Operations for the

Three Months Ended September 30, 2008 and 2007

Net Income. Our net income available for common shareholders for the three months ended September 30, 2008 was $1.139 million, an increase of $38,000, or 3.45%, from net income available to common shareholders of $1.101 million for the same three-month period in 2007. Net income per diluted share of

$0.23 remained unchanged when compared to the prior period. We have experienced strong balance sheet growth, with total assets averaging $515.7 million during the current three-month period compared to $456.0 million in the comparative prior year period, an increase of 13.10%. Our interest rate spread and net yield on average interest-earning assets increased 24 basis points and 7 basis points respectively. Net interest income increased $529,000, non-interest income for the quarter ended September 30, 2008 increased in the amount of $495,000, the provision for loan losses increased $705,000, and non-interest expenses increased $206,000 for the comparative period.

Net Interest Income. Net interest income increased by $529,000, or 15.50%, to $3.9 million for the three months ended September 30, 2008. Our total interest income benefited from growth in the level of average earning assets offset by a decrease in asset yields caused by decreases in interest rates charged on loans. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the third quarter of 2008 increased $59.4 million, or 13.37%, as compared with the same period in 2007. Our average yield on total interest-earning assets decreased by 127 basis points from 7.20% to 5.93%. Our average total interest-bearing liabilities increased by $49.4 million, or 12.75%. Our average cost of total interest-bearing liabilities decreased 151 basis points from 4.75% to 3.24%. Our markets are extremely competitive for deposits. For the three months ended September 30, 2008, our net interest spread was 2.69% and our net interest margin was 3.12%. For the three months ended September 30, 2007, our net interest rate spread was 2.45% and our net interest margin was 3.05%.

Provision for Loan Losses. Based on the uncertainty of the local and national economy, trends in the level of delinquent and classified loans as well as the over all growth of the loan portfolio, the Bank made a $705,000 provision for loan losses during the three months ended September 30, 2008. No provision was made for loan losses during the three months ended September 30, 2007. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management. Loan recoveries of previously charged-off loans were $6,000 during the three months ended September 30, 2008, offset by $163,000 of loan charge-offs. At September 30, 2008, we had non-accrual loans in the amount of $2.6 million of which $2.2 million is related to an independent retail grocer and meat market, while the allowance for loan losses increased $548,000 to $5.4 million, or 1.28% of total loans. At September 30, 2007, we had non-accrual loans in the amount of $266,000, while the allowance for loan losses decreased $80,000 to $4.1 million, or 1.14% of total loans. The Bank holds secured positions in these non-accrual loans. At December 31, 2007, the Bank had non-accrual loans in the amount of $700,000, while the allowance for loan losses stood at $4.5 million, or 1.20% of total loans.

Non-Interest Income. For the third quarter of 2008, non-interest income increased $495,000, or 75.34%, to $1,152,000 from $657,000 for the same period the prior year. Changes for the three months ended September 30, 2008 include an increase of $36,000 in service charges and fees on deposits, an increase of $536,000 in gain on sale of other real estate realized substantially from the re-sale of property originally foreclosed during 2004 from a single borrower, an increase in cash value of life insurance of $3,000, a decrease in gain on sale of investments of $1,000, a decrease in mortgage brokerage activities of $29,000, a decrease in income from brokerage services of $13,000 and an increase in all other non-interest income of $3,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended September 30, 2008, total non-interest expense increased $246,000 from the prior year period. Salary and employee benefit expenses increased $50,000, reflecting staffing changes undertaken during the period. Deposit and other insurance expense decreased $2,000. Occupancy and equipment costs decreased $8,000 reflecting decreased depreciation expenses and the termination of an automobile lease, advertising expense increased $7,000 due to an increase in our advertising and marketing budget. Professional and other services and data processing and other outside services increased a combined $116,000 primarily due to increases in legal services.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 33.10% and 30.94%, respectively, for the three months ended September 30, 2008 and 2007. The increase in the tax rate accrual is due to a decrease in tax-free federal and state income.

Comparison of Results of Operations for the

Nine Months Ended September 30, 2008 and 2007

Net Income. Our net income available for common shareholders for the nine months ended September 30, 2008 was $2.912 million, a decrease of $64,000, or 2.15%, from net income available to common shareholders of $2.976 million for the same nine-month period in 2007. Net income per diluted share of $0.59 decreased $0.02 per diluted share compared to the prior period. We have experienced strong balance sheet growth, with total assets averaging $498.3 million during the current nine-month period compared to $441.3 million in the comparative prior year period, an increase of 12.91%. Our interest rate spread and net yield on average interest-earning assets decreased 6 basis points and 17 basis points respectively. Net interest income increased $774,000, non-interest income for the nine months ended September 30, 2008 increased in the amount of $691,000, the provision for loan losses increased $1,155,000, and non-interest expenses increased by $231,000 for the comparative period.

Net Interest Income. Net interest income increased by $774,000, or 7.81%, to $10.7 million for the nine months ended September 30, 2008. Our total interest income benefited from growth in the level of average earning assets which was offset by a decrease in asset yields caused by decreases in interest rates charged on loans. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the first nine months of 2008 increased $59.0 million, or 13.93%, as compared with the same period in 2007. Our average yield on total interest-earning assets decreased by 107 basis points from 7.27% to 6.20%. Our average total interest-bearing liabilities increased by $50.9 million, or 13.59%. Our average cost of total interest-bearing liabilities decreased 101 basis points from 4.68% to 3.67%. Our markets are extremely competitive for deposits. For the nine months ended September 30, 2008, our net interest spread was 2.53% and our net interest margin was 2.96%. For the nine months ended September 30, 2007, our net interest rate spread was 2.59% and our net interest margin was 3.13%.

Provision for Loan Losses. Based on the uncertainty of the local and national economy, trends in the level of delinquent and classified loans as well as the over all growth of the loan portfolio, the Bank made a $1,155,000 provision for loan losses during the nine months ended September 30, 2008. No provision was made for loan losses during the nine months ended September 30, 2007. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management. Loan recoveries of previously charged-off loans were $32,000 during the nine months ended September 30, 2008, offset by $277,000 of loan charge-offs. At September 30, 2008, we had non-accrual loans in the amount of $2.6 million of which $2.2 million is related to an independent retail grocer and meat market, while the allowance for loan losses increased $910,000 to $5.4 million, or 1.28% of total loans. At September 30, 2007, we had non-accrual loans in the amount of $266,000, while the allowance for loan losses decreased $80,000 to $4.1 million, or 1.14% of total loans. The Bank holds secured positions in these non-accrual loans. At December 31, 2007, the Bank had non-accrual loans in the amount of $700,000, while the allowance for loan losses stood at $4.5 million, or 1.20% of total loans.

Non-Interest Income. For the third quarter of 2008, non-interest income increased $731,000, or 37.53%, to $2.7 million from $1.9 million for the same period the prior year. Changes for the nine months ended September 30, 2008 include an increase of $118,000 in service charges and fees on deposits, an increase of $2,000 in brokerage related income, an increase in gain on sale of other real estate of $581,000 realized substantially from the re-sale of property originally foreclosed during 2004 from a single borrower, an increase in cash value of life insurance of $12,000, an increase in gain on sale of investments of $26,000, an increase in mortgage brokerage activities of $27,000 and a decrease in all other non-interest income of $35,000.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the nine-months ended September 30, 2008, total non-interest expense increased $271,000 from the prior period. Salary and employee benefit expenses increased $38,000. Deposit and other insurance expense increased $60,000 as a result in increases charged by the FDIC for deposit insurance. Occupancy and equipment costs decreased $69,000 reflecting decreased depreciation expenses and the termination of an automobile lease, advertising expense increased $85,000. Office supplies and postage increased $15,000. Professional and other services increased $148,000 primarily due to increases in legal services and data processing and other outside services decreased $69,000 reflecting cost reductions gained in contract renegotiations and less reliance on outside information technology technicians.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 32.98% and 30.50%, respectively, for the nine months ended September 30, 2008 and 2007. The increase in the tax rate accrual is due to a decrease in tax-free federal and state income.

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

We have maintained an adequate position of liquidity in the form of cash, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $84.2 million at September 30, 2008 compared to $76.2 million at December 31, 2007. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $92.0 million from the FHLB, subject to collateral constraints, with $33.0 million outstanding at September 30, 2008 and $49.0 million at December 31, 2007. All borrowings with FHLB must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2008, the Company’s average equity to average asset ratio was 7.13%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s tier I risk-based capital ratio at September 30, 2008 was 10.20%.

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

MidCarolina Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures where effective, as of September 30, 2008, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In conjunction with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2008, and that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed in the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2008, on July 22, 2008, the Company and the Bank filed a civil action in the Superior Court of Alamance County, North Carolina, against their former President and Chief Executive Officer whose employment terminated during August 2007. The lawsuit alleges claims (which involve amounts that are not material to the Company’s financial condition or results of operations) for fraud and misrepresentation, conversion of funds and breach of fiduciary duty as a director and officer. On July 24, 2008, the former officer filed a claim for arbitration pursuant to his employment agreement with the Bank, disputing that there was cause for the termination of his employment and seeking to be paid additional salary and benefits under the agreement and other compensatory agreements between him and the Bank. The Bank will vigorously defend its position that the former officer was discharged for cause and is not entitled to any additional compensation or benefits, and that he is obligated to repay the Bank for certain personal expenses and excesses incurred while he served as an officer.

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32	Section 1350 Certifications (filed herewith)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: November 12, 2008	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date: November 12, 2008	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer

Exhibit Index

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32	Section 1350 Certifications (filed herewith)