Form 10-K
period 2008-12-31
MIDCAROLINA FINANCIAL CORP
filed 2009-03-31
CIK 1174872

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and smaller reporting company” in Rule 12b-2 of the exchange Act. (Check one).

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   4,927,828 shares of common stock, no par value, as of March 16, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders of MidCarolina Financial Corporation, to be held on May 27, 2009 (the “Proxy Statement”), are incorporated by reference into Part III.

Statement Regarding Forward Looking Statements

Statements in this Report and its exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the SEC’s Internet website at www.sec.gov or through our Internet website at www.midcarolinabank.com. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to, (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and capital markets and the banking industry in general,(b) the financial success or changing strategies of our customers, actions of government regulators, the level of market interest rates, and changes in general economic conditions and real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral). Although we believe that the expectations reflected in the forward-looking statements are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend, to update these forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

MidCarolina Financial Corporation (the “Company”) was formed in 2002 to serve as a holding company for MidCarolina Bank (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the bank holding company laws of North Carolina. The Company’s office is located at 3101 South Church Street, Burlington, North Carolina 27216. The Company’s principal source of income is earnings on loans and investments, including any dividends that are declared and paid by the Bank on its capital stock.

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

The Bank’s primary sources of revenue are interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. The Bank’s current lending strategy is to establish market share throughout Alamance and Guilford Counties, with an emphasis in Burlington, Graham, Greensboro and Mebane. At December 31, 2008, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $6.8 million.

Interest and dividend income from investment activities generally provide the second largest source of income to the Bank after interest on loans. During 2008, the Bank chose to manage its overall liquidity position by re-deploying more of its funds into shorter duration risk adjustable rate mortgage-backed securities.

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

The Bank is the sole banking subsidiary of the Company. Two trusts (MidCarolina I and MidCarolina Trust II) were formed as subsidiaries of the Company to facilitate the infusion of Trust Preferred Securities as a form of non-dilutive equity into the Company. The trusts are not consolidated in these financial statements. The majority of the Company’s operations are located at the Bank level. Throughout this Annual Report on Form 10-K, results of operations will be discussed on a consolidated basis by referring to the Bank’s operations, unless a specific reference is made to the Company and its operating results apart from the Bank.

The Company has continued to experience steady growth since its formation in 1997. The Bank’s assets totaled $540.8 million, $467.2 million and $420.9 million as of December 31, 2008, 2007 and 2006, respectively. The Company had net income available to common shareholders for the year ended December 31, 2008 of $3.3 million, or $0.66 per diluted share compared with $4.5 million, or $0.92 per diluted share for the year ended December 31, 2007. When adjusted for an after-tax one time adjustment of $579,000 related to the reversal of accrued benefits for a former executive officer, diluted earnings per common share for 2007 were $0.80. The per share amounts have been adjusted to reflect the 5-for-4 stock split effective January 19, 2007.

At December 31, 2008, the Company had total consolidated assets of $540.8 million, net loans of $429.0 million, deposits of $467.9 million, investment securities available-for-sale of $71.1 million and shareholders’ equity of $37.2 million.

Subsidiaries

Other than the Bank, the Company has two trust subsidiaries: MidCarolina I and MidCarolina Trust II. The Bank’s only subsidiary, MidCarolina Investments, Inc, was dormant during 2008. MidCarolina Investments formerly engaged in general securities brokerage and offered insurance and other financial services through a contract arrangement with a third-party provider. The Bank continues to offer these services through a third-party provider.

Employees

At December 31, 2008, the Bank had 79 full-time equivalent employees.

Competition and Market Area

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. At December 31, 2008, there were 14 depository institutions with 30 offices in Alamance County. The Bank had a deposit market share of 19.7% in Alamance County. The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

The Bank’s primary market area is Alamance County. The population of Alamance County is 145,360 and the median household income is $41,502. Alamance County has a diverse economy with no concentration in any one specific industry. Major businesses and industries in the area include LabCorp, a laboratory that provides specialized testing services for the medical industry, Alamance Health Services, Elon University, Honda Power Equipment Manufacturing and GKN Automotive, a manufacturer of automobile drive shafts.

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

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2008.

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

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $250,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Due to its severe consequences, the FDIC historically uses insurance termination as an enforcement action of last resort and the termination process itself involves substantial notice, a formal adjudicative hearing and federal appellate review. In instances where insurance deposit is terminated, the financial institution is required to notify its depositors and insured funds on the date of termination that they will continue to be insured for at least six months and up to two years, at the discretion of the FDIC. After the date of termination, no new deposits accepted by the financial institution will be federally insured.

Federal Deposit Insurance Reform. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC was required to adopt rules implementing the various provisions of FDIRA by November 5, 2006. Among other things, FDIRA changes the federal deposit insurance system by:

☐	raising the coverage level for retirement accounts to $250,000;
☐	indexing deposit insurance coverage levels for inflation beginning in 2012;
☐	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;
☐	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and
☐	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

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

In prior years the Bank’s deposits were generally insured up to $100,000 per insured non-IRA non-transaction account and up to $250,000 per IRA account by the Deposit Insurance Fund of the FDIC. The Emergency Economic Stabilization Act signed October 3, 2008, temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 with an expected return to the $100,000 limit on December 31, 2009.

During the fourth quarter of 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TGLP), which seeks to strengthen confidence and encourage liquidity in the banking system. The TGLP has two primary components that are available to financial institutions on a voluntary basis. The first component is a guarantee of newly issued senior unsecure debt issued on or before June 30, 2009 and would provide protection until June 30, 2012. Issuers electing to participate in this program would pay a 75 basis point fee for the guarantee. The second component available under the program is unlimited deposit insurance for non-interest bearing deposit transaction accounts which would include a 10 basis point premium in addition to the normal premiums paid for standard deposit insurance. The Company elected to participate in the TLGP’s enhanced deposit insurance program and the guarantee of unsecured debt. The enhancement to the deposit insurance protection and the demands on the insurance fund due to current weakness in the banking system will result in significantly increased deposit insurance costs for all banks during 2009.

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. Prior to January 1, 2007, FDIC assessments for deposit insurance ranged from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Effective January 1, 2009, the assessments range from 12 to 50 basis points per $100 of insured deposits. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are charged quarterly.

On February 27, 2009 the FDIC voted to amend the restoration of the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk- based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009, payable September 30, 2009. As a result of the special assessment and increased regular assessments the Company projects it will experience an increase in FDIC assessment by approximately $1.0 million from 2008 to 2009. The 20 basis point special assessment represents $940,000 of this increase.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing te burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

Federal Home Loan Bank System. The Federal Home Loan Bank System provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount equal to at least 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the new activity-based stock ownership requirement. On December 31, 2008, the Bank was in compliance with this requirement.

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

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December

31, 2008, the Bank had the requisite capital levels to qualify as “well capitalized”.

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

The Bank owns its main office, which is located at 3101 South Church Street in Burlington, as well as its full-service branch offices located at 5509-A West Friendly Avenue, Suite 102, Greensboro, North Carolina and 842 South Main Street, Graham, North Carolina. The Bank leases its full-service offices located at Cum-Park Plaza, 2214 North Church Street, Burlington; 703 Suite 101,Green Valley Road, Greensboro; and 1107 South Fifth Street, Mebane, North Carolina. The Bank occupies space in the Alamance Regional Medical Center in Burlington from which it operates a limited-service office as well as a limited-service office located in the Village of Brookwood Retirement Center located in Burlington.

The total net book value of the Bank’s furniture, fixtures, leasehold improvements, land, buildings and equipment at December 31, 2008 was approximately $7.5 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance. Additional information about this property is set forth in Note (F) to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, which note is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

On July 22, 2008, the Company and the Bank filed a civil action in the Superior Court of Alamance County, North Carolina, against their former President and Chief Executive Officer whose employment terminated during August 2007. The lawsuit alleges claims (which involve amounts that are not material to the Company’s financial condition or results of operations) for fraud and misrepresentation, conversion of funds and breach of fiduciary duty as a director and officer. On July 24, 2008, the former officer filed a claim for arbitration pursuant to his employment agreement with the Bank, disputing that there was cause for the termination of his employment and seeking to be paid additional salary and benefits under the agreement and other compensatory agreements between him and the Bank. The Bank will vigorously defend its position that the former officer was discharged for cause and is not entitled to any additional compensation or benefits, and that he is obligated to repay the Bank for certain personal expenses and excesses incurred while he served as an officer

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There currently is a limited trading market for the Company’s common stock, and there can be no assurance that a more active market will develop. The Company’s common stock is traded in the over-the-counter markets, with prices for the stock being published on the OTC Bulletin Board under the symbol “MCFI.” There were 1,599 stockholders of record as of February 5, 2008, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the high and low trade prices for the Company’s common stock as published on the OTC bulletin Board for each quarter in the years ended December 31, 2008 and 2007. The prices in the table have been adjusted to reflect declared stock splits in the form of stock dividends in 2007, and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2008
First quarter	$11.55	$10.00
Second quarter	$11.20	$8.57
Third quarter	$10.10	$8.00
Fourth quarter	$9.60	$7.00

2007
First quarter	$19.60	$12.75
Second quarter	$15.00	$13.70
Third quarter	$14.95	$12.25
Fourth quarter	$13.75	$9.00

Since it was organized in 2002, the Company has retained its earnings as additional capital to support growth in its earning assets, and it has not paid any cash dividends on its common stock. Information regarding regulatory restrictions on the Company’s and the Bank’s abilities to pay cash dividends is contain in this report under the captions “ITEM 1. DESCRIPTION OF BUSINESS – Supervision and Regulation” above, and in NOTE P to the Company’s financial statements included in this Report under Item 8. Although the Company is a legal entity separate and distinct from the Bank, the Company’s principal source of funds with which it could pay cash dividends would be the dividends the Company receives from the Bank. For that reason, the Company’s ability to pay dividends effectively is subject to the same limitations that apply to the Bank. In the future, in addition to the regulatory considerations referenced above, the Company’s ability to declare and pay cash dividends will be subject to the Board of Directors’ evaluation of the Company’s and the Bank’s operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and other relevant considerations, as well as to changes in applicable statutes, regulations or regulatory policies that could have a material effect on the Company’s and the Bank’s business.

Recent Repurchase of Company’s Securities

The Company did not repurchase any of its securities in the last quarter of the fiscal year ending December 31, 2008.

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

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Total interest income	$29,616	$31,053	$27,061	$19,208	$12,174
Total interest expense	15,294	17,721	14,241	8,327	4,383

Net interest income	14,322	13,332	12,820	10,881	7,791
Provision for loan losses	1,665	425	394	1,373	1,030

Net interest income after provision	12,657	12,907	12,426	9,508	6,761
Noninterest income	2,756	3,108	2,304	2,683	4,141
Noninterest expense	9,998	8,786	9,077	8,546	8,010

Income before income taxes	5,415	7,229	5,653	3,645	2,892
Provision for income taxes	1,741	2,342	1,757	1,277	950

Net income	3,674	4,887	3,896	2,368	1,942
Dividends on preferred stock	417	417	417	104	-

Net income available to common shareholders	$3,257	$4,470	$3,479	$2,264	$1,942

Per Share Data (1):
Earnings per common share - basic	$0.66	$0.98	$0.80	$0.53	$0.45
Earnings per common share - diluted	0.66	0.92	0.73	0.48	0.42
Market price
High	11.55	19.60	18.18	12.37	10.67
Low	7.00	9.00	10.51	8.44	7.52
Close	7.50	9.50	15.80	10.36	8.49
Book value - common shares	6.57	6.13	5.20	4.25	3.83

Weighted average common shares outstanding
Basic	4,915,350	4,548,565	4,348,128	4,299,522	4,289,401
Diluted	4,916,876	4,851,738	4,775,853	4,669,601	4,621,764

Selected Year-End Balance Sheet Data:
Total assets	$540,847	$467,186	$420,850	$370,440	$284,888
Loans, held to maturity	434,662	371,714	313,572	279,962	217,683
Allowance for loan losses	5,632	4,462	4,222	4,090	2,865
Deposits	467,948	373,897	339,275	300,262	216,791
Short-term borrowings	-	19,000	25,000	10,000	15,500
Long-term debt	33,764	38,764	26,764	34,764	34,764
Shareholders’ equity	37,143	33,150	28,259	23,093	16,424

Selected Average Balances:
Total assets	$506,581	$447,442	$397,514	$329,395	$253,352
Loans, net	405,119	344,620	301,405	252,914	204,121
Total interest-earning assets	486,979	427,142	379,168	309,935	241,992
Deposits	425,790	370,128	329,724	264,730	187,090
Total interest-bearing liabilities	432,436	380,288	338,283	280,412	215,080
Shareholders’ equity	35,830	29,901	24,550	19,743	15,484
Shareholders’ equity less average preferred equity	31,011	25,082	19,731	17,910	15,484

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Performance Ratios:
Return on average assets	0.73%	1.09%	0.98%	0.72%	0.77%
Return on average equity excluding preferred equity	10.50%	17.82%	17.63%	12.64%	12.54%
Net interest spread	2.54%	2.61%	2.93%	3.23%	2.99%
Net interest margin	2.94%	3.12%	3.38%	3.51%	3.22%
Noninterest income to total net revenue	16.14%	18.91%	15.23%	19.78%	34.70%
Noninterest income to average assets	0.54%	0.69%	0.58%	0.81%	1.63%
Noninterest expense to average assets	1.97%	1.96%	2.28%	2.59%	3.16%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.72%	0.19%	0.25%	0.08%	0.11%
Allowance for loan losses to period-end loans	1.30%	1.20%	1.35%	1.46%	1.32%
Allowance for loan losses to nonperforming loans	180.34%	637.43%	531.74%	1725.74%	1127.95%
Nonperforming assets to total assets	0.88%	0.21%	0.74%	0.83%	0.80%
Net loan charge-offs to average loans	0.12%	0.05%	0.05%	0.09%	0.06%

Capital Ratios:
Total risk-based capital	11.19%	11.48%	11.28%	11.34%	11.13%
Tier 1 risk-based capital	9.97%	10.37%	10.12%	9.90%	8.78%
Leverage ratio	8.68%	8.95%	8.73%	8.64%	7.83%
Equity to assets ratio	6.87%	7.10%	6.71%	6.23%	5.77%

Other Data:
Number of banking offices	8	8	8	6	6
Number of full time equivalent employees	79	77	71	69	77

(1)	All per share data has been restated to reflect the effects of a stock split effected in the form of a 10% stock dividend in 2002, a stock split effected in the form of a 20% stock dividend in 2003 and 2004, a stock split effected in the form of a 25% stock dividend in 2005, a stock split effected in the form of a 10% stock dividend in 2006 and a 25% split effected dividend in January 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Significant accomplishments

In the opinion of its management, the Company’s most significant accomplishments during 2008, which are discussed in more detail in this Item 7, were as follows:

•	Total loans classified as held for investment increased 16.9%

•	Commercial and industrial loans outstanding at year end increased 34.9%

•	Average non-interest bearing deposits increased 7.1%

•	Total deposits at year end increased 25.2%

•	Non interest income excluding gain (loss) on investments increased 3.8%

•	Non interest expense excluding the reversal of accrued employee benefits increased 3.2%

•	Improved operating efficiencies

Challenges.

The Bank has achieved significant growth without the advent of acquisitions or mergers since first opening its doors in 1997. The financial industry in general is faced with many uncertainties and challenges. As management plans its strategic goals and objectives, future expectations of economic activity, and how these uncertainties could impact the Company’s performance, must be taken into consideration. The challenges that we believe are most likely to have an impact on the operations of the Company in the foreseeable future are presented below:

•	Sustaining profitable growth

•	Managing margins in an abnormally low interest rate cycle

•	Competition from bank and non-bank entities, including fierce price competition

•	Uncertainty of real estate values

•	Obtaining adequate funding of asset growth

•	Maintaining liquidity during an uncertain economic environment

•	Managing equity in an unpredictable capital market

•	Managing asset quality during a period of economic uncertainty

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

FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

The Company reported total assets increasing by $73.7 million, or 15.8%, to $540.8 million at year-end 2008. This growth was principally reflected in increased loans. Loans, excluding those held for sale, increased by $62.9 million, or 16.9%, from $371.7 million at the beginning of the year to $434.7 million at year end. The increase in loans was composed principally of increases of $16.1 million in commercial mortgage loans, $16.3 million in residential mortgage loans (including income producing properties) and $16.3 million in commercial and industrial loans, all of which are segments of lending the Company targets and intends to continue targeting in the future. Investment securities increased by $323,000, or 0.5%, from $70.8 million to $71.1 million. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities, were 16.1% of total assets, at December 31, 2008 and 2007. The Bank, as a member of the FHLB of Atlanta, has an investment of $2.0 million in FHLB stock. The Bank’s investment in life insurance used to offset the cost of employee benefit plans, increased by $299 thousand during 2008 to $7.9 million. The increase was due to an increase in the cash surrender value of the policies.

Deposits increased $94.1 million during 2008. Non-interest-bearing demand accounts increased $12.5 million, or 41.0%, time deposits increased $77.8 million or 29.6%, money market and NOW accounts increased $3.4 million, or 4.5%, and savings accounts increased 300,000 or 3.93%, over the amount of such deposits at December 31, 2007. The Bank also used wholesale brokered certificates of deposit and advances from the FHLB of Atlanta, Georgia as funding sources during 2008 to serve as a secondary source of funding asset growth. Borrowings from the FHLB decreased from $49.0 million at the end of 2007 to $25.0 million at December 31, 2008. Wholesale brokered certificates of deposit comprised approximately 22.8% of total certificate of deposit balances. Typically brokered certificates of deposit have similar terms to retail certificates of deposit issued in the Bank’s local markets, with rates marginally lower than local market certificates of deposit rates.

Total shareholders’ equity increased by $4.0 million, or 12.2%, during 2008. All capital ratios continue to place the Company and the Bank in excess of the minimum required to be a well-capitalized institution by regulatory measures. The proceeds from the exercising of stock options of $792,000 during 2008 increased shareholders’ equity by that amount. The Company issued $4.8 million in Non-Cumulative Perpetual Preferred Stock on August 15, 2005 and $8.5 million in Trust Preferred Securities during prior years, so as to remain “well capitalized” under regulatory capital guidelines without diluting existing shareholders’ ownership. The Trust Preferred Securities and Preferred Stock should provide sufficient capital to retain a “well-capitalized” designation as defined by regulatory capital guidelines for the foreseeable future. The Trust Preferred Securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a qualifying security in a consolidated subsidiary. The junior subordinated debentures issued to guarantee the Trust Preferred Securities do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding any potential implications FIN 46R may have on reporting trust preferred securities on financial statements, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust-preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under FDIC guidelines.

At December 31, 2008, the Bank was considered to be “well capitalized” under the FDIC guidelines.

NET INTEREST INCOME

Similar to most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2008, 2007 and 2006, average interest-earning assets were $487.0 million, $427.1 million and $379.2 million, respectively. During these same years, the Bank’s net yields on average interest-earning assets were 2.94%, 3.12% and 3.38%, respectively. The decrease in net yields from 2007 to 2008 is a reflection of the dramatic decrease in interest rates over the year. An overall decrease in spread which is the difference between yields earned on interest bearing assets less the interest paid on interest bearing liabilities was strongly influenced by extreme competitive pressures in our markets. The Bank’s balance sheet is well positioned for changes in interest rates. When interest rates change, the Bank’s earnings and net yields remain stable.

Table 2, following this discussion, “Average Balances and Net Interest Income”, presents an analysis of the Bank’s net interest income for 2008, 2007 and 2006.

Table 3, following this discussion, “Volume and Rate Variance Analysis”, shows the amounts of changes in net interest income due to changes in volume and rates and illustrates that the change in the average volume of loans and the increase in average deposit rates were the predominant factors in the higher amount of net interest income realized by the Bank in 2008, when compared to 2007.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Overview. The Company reported net income available to common shareholders of $3.3 million, or $0.66 per diluted common share, for the year ended December 31, 2008, compared with net income available to shareholders of $4.5 million, or $0.92 per diluted common share, for 2007, a decrease of $1.2 million or $0.26 per diluted share. Results for the 12 months ended December 31, 2008 included a one-time after tax adjustment of $248,000 related to Other Than Temporary Impairment of Mortgage Backed Securities. Results for the 12 months ended December 31, 2007 included a one-time after-tax adjustment of $579,000 related to the reversal of accrued benefits for a former executive officer. Excluding the effect of these adjustments, our diluted earnings per common share for 2008 would have been $0.71, compared to $0.80 for 2007.

Net Interest Income. Net interest income increased to $14.3 million for the year ended December 31, 2008, a $990,000 or 7.4% increase from the $13.3 million earned in 2007. Total interest income benefited from strong growth in the level of average earning assets offset by lower asset yields caused by the decrease in interest rates during the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely, a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Interest rate increases will generally result in an immediate increase in the Bank’s interest income on loans, with a more delayed impact on interest expense because increases in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $59.8 million, or 14.0%, during 2008 compared to 2007, while the average yield decreased by 119 basis points from 7.27% to 6.08%. As interest rates decreased during 2008, the average rate on loans decreased year over year. The average rate on investment securities increased in 2008 compared to 2007, reflecting management’s decision to purchase higher yielding securities during 2008 taking advantage of the unusual extremes in mortgaged backed securities prices in 2008. Average total interest-bearing liabilities increased by $52.1 million, or 13.7%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 113 basis points from 4.66% to 3.53%. With the yield on earning assets decreasing more significantly than the cost of interest bearing liabilities, the Bank’s net interest margin decreased by 18 basis points. For the year ended December 31, 2008, the net interest margin was 2.94%, while for the year ended December 31, 2007, the net interest margin was 3.12%. Table 3 reflects the volume and rate variances from 2008 vs. 2007.

Provision for Loan Losses. The Bank recorded $1.7 million in the provision for loan losses in 2008, an increase of $1.2 million from the $425,000 provision made in 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2008 the provision to loan losses was made in response to the weakened economy and real estate market experienced during 2008, large provisions were made each quarter during the year, total loans outstanding, net of loans held for sale, increased by $62.9 million in 2008 and by $58.1 million in 2007. At December 31, 2008, the allowance for loan losses was $5.6 million, an increase of $1.2 million, or 26.22%, from the $4.5 million at the end of 2007. The allowance represented 1.30% and 1.20%, respectively, of loans outstanding at the end of 2008 and 2007, net of loans held for sale. At December 31, 2008, the Bank had $3.1 million in non-accrual loans. In 2007, the Bank had $700,000 in non-accrual loans. It is management’s opinion that reserve levels are adequate.

Non-Interest Income. Non-interest income decreased to $2.8 million for the year ended December 31, 2008 compared to $3.1 million for the year ended December 31, 2007, a decrease of $352,000 or 11.3%. A one time gain on the sale of other real estate in the amount of $536,000 offset by a one time loss related to Other Than Temporary Impairment of private label collateralized mortgage obligation securities with market value decreases greater than 30%in the amount of $490,000, resulted in a net affect of one time benefit in the amount of $46,000 in 2008. During 2007, a one time gain on the sale of other real estate in the amount of $481,000 accounted for 15.5% of total non-interest income. Excluding the net gain on the sale of other real estate, offset by the Other Than Temporary

Impairment charge, in 2008 and the gain on sale of other real estate during 2007, non-interest income increased $83,000 or 3.2% for 2008. Mortgage operations income decreased to $571 thousand in 2008, from $600 thousand in 2007, reflecting a softening in the overall mortgage origination market. Service charges on deposit accounts in 2008 were $1.2 million, an increase of $94,000, or 8.9%, compared to $1.1 million in 2007 reflecting the positive results of a focused marketing effort to increase demand deposit accounts. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2008, 2007 and 2006.

Non-Interest Expenses. Non-interest expenses totaled $10 million for the year ended December 31, 2008, an increase of $1.2 million over the $8.8 million reported for 2007. Adjusting non-interest expense for a one-time adjustment of $905,000 related to the reversal of accrued benefits for a former executive officer, non-interest expense for 2007 would have totaled $9.7 million, an increase of $307,000 or 3.2%. Substantially all of this increase resulted from the Bank’s growth and development during 2008 and 2007. Personnel costs after the one-time adjustment of $905 thousand related to the reversal of accrued benefits for a former executive officer increased by $3,000 in 2008. Professional and other services increased $74,000 or 15.6% primarily due to expenses incurred related to the preparation of anticipated regulatory changes and increases in legal fees and proceedings. Deposit and other insurance expense increased $80,000 or 22.7% because of increased FDIC premiums. Occupancy and equipment expense increased by $51,000 due to increases in maintenance costs and additional lease expense incurred with the relocation of our Green Valley Office located in Greensboro, NC. Data processing and other outside services decreased $19,000, or 1.7%, due to the renegotiation of our bank platform operating system contract. Advertising expense increased $131,000 reflecting new marketing strategies and programs during 2008. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2008, 2007 and 2006.

Income Taxes. The provision for income tax was $1.7 million in 2008 and $2.3 million in 2007. The effective tax rates were 32.2% and 32.4%, respectively, on income before income taxes.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

Overview. The Company reported net income available to common shareholders of $4.5 million, or $0.92 per diluted common share, for the year ended December 31, 2007, compared with net income available to shareholders of $3.5 million, or $0.73 per diluted common share, for 2006, an improvement of $1.0 million or $0.19 per diluted share. When adjusted for an after-tax one time adjustment of $579,000 related to the reversal of accrued benefits originally designated for the benefit of a former executive officer, net income available to common shareholders is $3.9 million, or $0.80 per diluted share, an increase of $412,000 or 11.8%. Net interest income increased $512,000, or 4.0%, in 2007, and the provision for loan losses increased $31,000, or 7.9%, while non-interest income increased by $804,000 or 34.9%. Non-interest expense decreased by $291,000 or 3.2% in 2007, when adjusted for a $905,000 pre-tax reversal of accrued benefits for a former executive officer, non-interest expense totaled $9.7 million in 2007 compared to $9.1 million in 2006, or an increase of 6.8%.

Net Interest Income. Net interest income increased to $13.3 million for the year ended December 31, 2007, a $512,000 or 4.0% increase from the $12.8 million earned in 2006. Total interest income benefited from strong growth in the level of average earning assets and higher asset yields caused by the increase in interest rates during the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely, a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Interest rate increases will generally result in an immediate increase in the Bank’s interest income on loans, with a more delayed impact on interest expense because increases in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $48.0 million, or 12.7%, during 2007 compared to 2006, while the average yield increased by 13 basis points from 7.14% to 7.27%. As interest rates increased during 2007, the average rate on loans increased year over year. The average rate on investment securities increased in 2007 compared to 2006, reflecting management’s decision to purchase higher yielding securities during 2007 as interest rates began to rise. Average total interest-bearing liabilities increased by $42.0 million, or 12.4%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 45 basis points from 4.21% to 4.66%. With the yield on earning assets increasing less significantly than the cost of interest bearing liabilities, the Bank’s net interest margin decreased by 26 basis points. For the year ended December 31, 2007, the net interest margin was 3.12%, while for the year ended December 31, 2006, the net interest margin was 3.38%. Table 3 reflects the volume and rate variances from 2007 vs. 2006.

Provision for Loan Losses. The Bank recorded $425,000 as the provision for loan losses in 2007, an increase of $31,000 from the $394,000 provision made in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2007 the provision for loan losses was made in response to a weakening economy and real estate market in the 4th quarter as well as growth in loans, as total loans outstanding, net of loans held for sale, increased by $58.1 million in 2007 and by $33.6 million in 2006. At December 31, 2007, the allowance for loan losses was $4.5 million, an increase of $240,000, or 5.7%, from the $4.2 million at the end of 2006. The allowance represented 1.20% and 1.35%, respectively, of loans outstanding at the end of 2007 and 2006, net of loans held for sale. At December 31, 2007, the Bank had $700,000 in non-accrual loans. In 2006, the Bank had $794,000 in non-accrual loans. It is management’s opinion that reserve levels are adequate.

Non-Interest Income. Non-interest income increased to $3.1 million for the year ended December 31, 2007 compared to $2.3 million for the year ended December 31, 2006, an increase of $804,000 or 34.9%. A one time gain on the sale of other real estate in the amount of $481,000 accounted for 15.5% of total non-interest income. Excluding the gain on the sale of other real estate, non-interest income increased $323,000 or 14.0% for 2007. Mortgage operations income decreased to $600,000 in 2007, from $632,000 in 2006, reflecting a softening in the overall mortgage origination market. Service charges on deposit accounts in 2007 were $1.1 million, an increase of $114 thousand, or 12.1%, compared to $944,000 in 2006 reflecting the positive results of a focused marketing effort to increase demand deposit accounts. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2007, 2006.

Non-Interest Expenses. Non-interest expenses totaled $8.8 million for the year ended December 31, 2007, a decrease of $291,000 over the $9.1 million reported for 2006. Adjusting non-interest expense for a one-time adjustment of $905,000 related to the reversal of accrued benefits for a former executive officer, non-interest expense for 2007 would have totaled $9.7 million, an increase of $614,000 or 6.8%. Substantially all of this increase resulted from the Bank’s growth and development during 2007 and 2006. Personnel costs after a one-time adjustment of $905 thousand related to the reversal of accrued benefits originally designated for a former executive officer increased by $248,000 in 2007, or 4.8%. Professional and other services increased $69,000 primarily due to expenses incurred related to the preparation of anticipated regulatory changes. Deposit and other insurance expense increased $144,000 or 69.2% because of increased FDIC premiums. Occupancy and equipment expense increased by $7,000 due to increases in maintenance costs. Data processing and other outside services increased $99,000, or 14.7%, due to the enhancement of computer systems. Advertising expense decreased $90,000 reflecting new marketing strategies during 2007. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2007, 2006.

Income Taxes. The provision for income tax was $2.3 million in 2007 and $1.8 million in 2006. The effective tax rates were 32.4% and 31.1%, respectively, on income before income taxes. The increase in the effective tax rate for 2007 reflects an decrease in the proportion of tax-exempt income to total income for 2007 over 2006.

LIQUIDITY

The Bank’s sources of liquidity are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan and securities repayments, are used to fund loans and continuing operations. At December 31, 2008, the Bank had credit availability with the Federal Reserve Bank of $80.6 million and the FHLB of $125.8 million, with $25.0 million outstanding.

Total deposits were $467.9 million and $373.9 million at December 31, 2008 and 2007, respectively. The Bank’s deposits increased 25.2% in 2008. Because the Bank’s organic deposit growth was not sufficient in amount to meet the total funding needs of the Bank’s asset growth, the Bank looked to alternative funding sources during 2008. In light of local market deposit competition during the year, the Bank found it less costly to access brokered certificates of deposits rather than compete for higher cost of funds sources within our local markets. The Bank will continue to evaluate all funding sources for cost, accessibility, dependability and efficiency. Brokered certificates of deposits increased $34.7 million during 2008, from $88.7 million in 2007 to $123.4 million in 2008, an increase of 39.2%.

Brokered deposits as a percent of assets increased from 19.0% in 2007 to 22.8% in 2008.

At December 31, 2008 and 2007, time deposits represented 63.0% and 70.3%, respectively, of the Bank’s total deposits. Certificates of deposit of $100,000 or more represented 59.9% and 51.5%, respectively, of the Bank’s total deposits at December 31, 2008 and 2007. At December 31, 2008, the Bank had $7.0 million in public deposits and $123.4 million in brokered time deposits. These sources of funds are generally considered to be less stable than deposits from the Bank’s local markets. However, management believes that other non-traditional funding time deposits are relationship oriented. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity. The Bank’s aggregate wholesale funding (brokered CD’s, wholesale NOW accounts, FHLB advances and FRB discount window borrowings) as a percentage of total assets decreased to 29.3% in 2008 from 32.6% in 2007. The wholesale funding aggregate decrease is due primarily to the strong acceptance by our retail customer base of CDARS (Certificate of Deposit Account Registry Service) a deposit placement network (an innovation that allows banks to offer up to $50 million of FDIC insurance per depositor by networking with other banks within the CDARS system). CDARS deposits have increased from $6.8 million in 2007 to $48.8 million in 2008, reflecting a strong flight to quality by our customer base during the 2008 unpredictable economic environment.

Management anticipates that the Bank will utilize non-local market funding sources such as wholesale NOW accounts, CDARS, FHLB advances, FRB advances and brokered certificates of deposits as a less costly diversified funding source to complement the Bank’s local market deposits. Deposits, loan repayments, mortgage-backed securities prepayments, bond maturities, FHLB advances FRB discount window borrowings and current earnings will be employed to provide liquidity, generate loans, purchase securities, procure fixed assets and meet other operating needs incurred in normal banking activities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6, following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2008.

CAPITAL RESOURCES

At December 31, 2008 and 2007, shareholders’ equity of the Company totaled $37.2 million and $33.2 million, respectively. The Company’s equity to asset ratio on those dates was 6.9% and 7.1%, respectively, reflecting the Company’s aggressive growth. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1—DESCRIPTION OF BUSINESS — SUPERVISION AND REGULATION.” Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank.

All capital ratios place the Bank in excess of minimum requirements to be classified as “well capitalized’ by regulatory measures. The Bank’s Tier-1leverage ratio was 8.68% at December 31, 2008.

Note P to the accompanying consolidated financial statements presents an analysis of the Bank’s regulatory capital position as of December 31, 2008 and 2007. Management anticipates that the Bank will remain “well-capitalized” for regulatory purposes throughout 2009.

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

Based on the results of the income simulation model, as of December 31, 2008, due to the extremely low interest rate environment, the Bank would expect an increase in net interest income of $253,000 if interest rates increase from current rates by an instantaneous 100 basis points and an increase in net interest income of $414,000 thousand if interest rates decrease from current rates by an instantaneous 100 basis points.

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

Table 7, following this discussion, “Interest Rate Sensitivity Analysis”, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period. Negotiable order of withdrawal or other transaction accounts are also assumed to be rate sensitive and are placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Bank is asset sensitive within three months, liability sensitive over three months to twelve months, liability sensitive within twelve months and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest-bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its income simulation model when managing its exposure to changes in interest rates. The Bank does not normally make interest rate predictions, or take undue risk on potential changes in interest rate direction. The Bank is currently neutral in its rate sensitivity. Should interest rates increase or decrease, the Bank’s earnings, margins and spreads would be positively impacted.

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

Table 9, “Loan Maturities”, following this discussion, presents, at December 31, 2008, (i) the aggregate maturities or re-pricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates.

Commercial and Industrial Loans. At December 31, 2008, the Bank’s commercial and industrial loan portfolio equaled $63.2 million, or 14.6% of total loans, as compared with $46.9 million, or 12.6% of total loans, at December 31, 2007. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial and industrial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans, as most commercial loan yields are tied to the prime rate index. Therefore, yields on most commercial loans adjust with changes in the prime rate.

Real Estate Loans. Real estate loans are originated for the purpose of purchasing, constructing or refinancing one to four family, five or more family and commercial properties. The Bank offers fixed and adjustable rate options. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department which makes Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Company (“FHLMC”) and Government National Mortgage Association (“GNMA”)— conforming loans that are originated with a commitment from a correspondent bank to purchase the loan within 30-45 days of closing.

Residential 1- 4 family loans are classified into two categories: conforming loans, that are originated under the underwriting guidelines established by FNMA, FHLMC or GNMA and held for sale and nonconforming loans that are originated and retained in the Bank’s loan portfolio. The terms “conforming” and “nonconforming” do not refer to credit quality, but rather to whether the loan is underwritten so that it can be sold in the secondary market. At December 31, 2008, the Bank had no loans held for sale while nonconforming loans held in the Bank’s permanent portfolio amounted to $457,000. The Bank’s permanent residential mortgage loans are generally secured by properties located within the Bank’s market area. Most of the one to four family residential mortgage loans that the Bank makes are conforming loans and are sold within 30 days of closing to a correspondent bank. The Bank originated 217 loans in the amount of $21.5 million for sale in the secondary market during 2008. The Bank receives a fee for each loan originated, with fees aggregating $571,000 for the year ended December 31, 2008 and $600,000 for the year ended December 31, 2007. The Bank anticipates that it will continue to be an active originator of residential loans. Nonconforming residential mortgage loans that are retained in the Bank’s loan portfolio generally have rate terms of five years or less, with amortizations up to 20 years.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans amounted to $156.3 million at December 31, 2008. These loans are secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guarantee of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate usually involve a greater degree of risk than 1-4 family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

The President and the Chief Credit Officer each have the authority to approve loans up to $400 thousand. The President in conjunction with the Chief Credit Officer have the combined authority to approve loans up to $2 million which is the maximum staff, in-house lending limit set by the Board of Directors. The Board’s Loan Committee approves all loans in excess of the staff’s in-house lending limit. The Committee consists of the President, the Chairman and Vice Chairman of the Bank’s Board and four outside directors as appointed by the Board of the Bank

Additionally, all loans of $50 thousand or greater and all loans with relationship exposure of $200,000 or above are reviewed by the Management Loan Committee comprised of the President, Chief Credit Officer, and the Senior Commercial Loan Officers for Burlington, Graham and Greensboro. The Bank’s Loan Committee reviews all loans with total exposure of $1.0 million or greater and approves all loans with total exposure of $2.0 million or greater. The Bank’s legal lending limit was $7.8 million at December 31, 2008. The Bank seldom makes loans approaching its legal lending limit.

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

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when management has serious concerns about the collectibility of principal or interest. Generally, the Bank’s policy is to place a loan on non-accrual status when the loan becomes 90 days past due. Loans are also placed on non-accrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rate when management anticipates that no loss of original principal will occur. Potential problem loans are defined as loans currently performing that are not included in non-accrual or restructured loans, but are loans that management has concerns as to the borrower’s ability to comply with present repayment terms. These loans could deteriorate to non-accrual, past due or restructured loans status. Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses. At December 31, 2008, the Bank identified $3.1million in non-accrual loans. Management anticipates that the vast majority of the non-accruing loans at December 31, 2008 will be paid out or returned to accrual status. At December 31, 2007, the Bank identified $700,000 in non-accrual loans.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2008, there were $1.6 million assets classified as real estate owned. At December 31, 2007, there were $264,000 assets classified as real estate owned.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.

The allowance for loan losses relating to loans that are determined to be impaired under SFAS No. 114 is based on discounted cash flows using the loan’s initial effective interest rate or the estimated fair value of the collateral, less costs to sell, for certain collateral dependent loans. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (such as residential mortgage and consumer installment loans) are excluded from impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described below.

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

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 2007 and December 31, 2008, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 15.4% to 16.9%; commercial mortgage loans – 37.7% to 36.0%; construction loans – 21.5% to 21.1%; commercial and industrial loans – 12.6% to 14.6%; loans to individuals – 1.6% to 1.4%; and home equity lines of credit – 11.1% to 10.0%. For the past five fiscal years through 2008, the Bank’s loan loss experience has been similar to that of other peer banks in North Carolina, with net loan charge-offs in each year of ranging from 0.05% to 0.12% of average loans outstanding. Charge offs are typically recognized when it is the opinion of management that all or a portion of an outstanding loan becomes uncollectible. Loan repayment may be realized through a contractual agreement, or through liquidation of assets pledged as collateral. Net charge-offs totaled $185,000 or 0.05% of outstanding loans for 2007 and $495,000 or 0.12% of outstanding loans for 2008. The Bank’s allowance for loan losses at December 31, 2007 of $4.5 million represents 1.20% of total loans outstanding, net of loans held for sale. The Bank’s allowance for loan losses at December 31, 2008 was $5.6 million or 1.30% of outstanding loans, net of loans held for sale. The allowance for loan losses as a percentage of loans outstanding increased in 2008 compared to 2007 due to an increase in loans outstanding as well as increases in non performing loans reflecting the decline in the local, national and international economic environment. Non performing loans increased $2.4 million during 2008 to $3.1 million compared to $700,000 at December 31, 2007. $2.8 million of the non performing loans at December 31, 2008, or 88.5%, were concentrated in commercial real estate.

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

government agency securities, mortgage-backed securities and securities issued by local governments. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify its investment securities as available for sale. Table 13, “Securities Portfolio Composition”, following this discussion, summarizes investment securities by type at December 31, 2008, 2007 and 2006.

Table 14, “Securities Portfolio Composition”, following this discussion, summarizes the amortized costs, fair values and weighted average yields of the Bank’s investment securities at December 31, 2008, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2008, there were no securities of any issuer (other than governmental agencies) held in the Bank’s portfolio that exceeded 10% of the Company’s shareholders’ equity.

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

Table 15, “Average Deposits”, following this discussion, sets forth for the for the years ended December 31, 2008, 2007 and 2006 the average balances outstanding and average interest rates for each major category of deposits.

Table 16, “Maturities of Time Deposits of $100,000 or More”, which follows this discussion, presents maturities of certificates of deposit with balances of $100,000 or more at December 31, 2008.

Borrowings. As additional sources of funding, the Bank uses advances from the FHLB under a line of credit equal to 30% of the Bank’s total assets, subject to qualifying collateral. The available aggregate line of credit was $78.1 million at December 31, 2008. Outstanding advances at December 31, 2008 totaled $25.0 million, $4.0 million maturing in 2010, bearing interest at a weighted average rate of 5.79%; $5 million maturing in 2011 at 2.37%, $6 million maturing in 2010 bearing interest at 3.98%, $10 million maturing in 2018 at 2.98% and $5 million maturing in 2011 at 2.37%. The Bank had no daily rate credit advances outstanding at December 31, 2008. Pursuant to collateral agreements with the FHLB, at December 31, 2008, advances are secured by loans with a carrying amount of $140.5 million, which approximates market value. Advances outstanding at December 31, 2007 totaled $49.0 million.

The Bank opened a new line of credit with the FRB through their discount window in the amount of $80.6 million during 2008. No borrowings were outstanding at December 31, 2008. The line of credit is secured by loans with a carrying amount of $102.9 million, which approximates market value.

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

CRITICAL ACCOUNTING POLICY

Allowance for Loan Losses. The Company’s most significant critical accounting policy is the determination of the Bank’s allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions used in making a determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality”, “Analysis of Allowance for Loan Losses” and “Other Than Temporarily Impaired Investments” and Note B to the consolidated financial statements contained in this Annual Report.

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

MidCarolina Financial Corporation

Table 2

Average Balances and Net Interest Income (1)

($ in thousands)

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net	$405,119	$25,763	6.36%	$344,620	$27,037	7.85%	$301,405	$23,429	7.77%
Investment securities	69,728	3,561	5.11%	72,013	3,581	4.97%	67,590	3,215	4.76%
Interest-earning cash deposits	9,678	131	1.35%	8,080	264	3.27%	8,017	304	3.79%
Other	2,454	161	6.56%	2,429	171	7.04%	2,156	113	5.24%

Total interest-earning assets	486,979	29,616	6.08%	427,142	31,053	7.27%	379,168	27,061	7.14%

Other assets	19,602			20,300			18,346

Total assets	$506,581			$447,442			$397,514

Interest-bearing liabilities:
Deposits:
Demand deposits	74,531	1,275	1.71%	80,529	2,796	3.47%	64,189	1,983	3.09%
Savings deposits	5,772	29	0.50%	6,024	60	1.00%	6,449	65	1.01%
Fixed maturity deposits	308,562	12,192	3.95%	249,096	12,501	5.02%	226,927	10,125	4.46%
Short term borrowed funds	9,807	288	2.94%	16,636	1,094	6.58%	14,044	711	5.06%
Long term borrowed funds	33,764	1,510	4.47%	28,003	1,270	4.54%	26,674	1,357	5.09%

Total interest-bearing liabilities	432,436	15,294	3.54%	380,288	17,721	4.66%	338,283	14,241	4.21%

Noninterest-bearing deposits	36,925			34,479			32,159
Other liabilities	1,390			2,774			2,522
Stockholders’ equity	35,830			29,901			24,550

Total liabilities and stockholders’ equity	$506,581			$447,442			$397,514

Net interest income and interest rate spread		$14,322	2.54%		$13,332	2.61%		$12,820	2.93%

Net yield on average interest-earning assets			2.94%			3.12%			3.38%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.61%			112.32%			112.09%

(1)	includes nonaccrual and nonperforming loans, the impact of which is not significant. Tax exempt income is not computed on a tax equivalent basis.

MidCarolina Financial Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2008 vs. 2007			Year Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans, net	$4,297	$(5,571)	$(1,274)	$3,375	$233	$3,608
Investment securities	(115)	95	(20)	215	151	366
Interest-earning cash deposits	37	(170)	(133)	2	(42)	(40)
Other	2	(12)	(10)	17	41	58

Total interest income	4,221	(5,658)	(1,437)	3,609	383	3,992

Interest expense:
Deposits
Demand deposits	(155)	(1,366)	(1,521)	536	277	813
Savings deposits	(2)	(29)	(31)	(4)	(1)	(5)
Fixed maturity deposits	2,667	(2,976)	(309)	1,051	1,325	2,376
Short term borrowed funds	(325)	(481)	(806)	151	232	383
Long term borrowed funds	259	(19)	240	64	(151)	(87)

Total interest expense	2,444	(4,871)	(2,427)	1,798	1,682	3,480

Net interest income increase (decrease)	$1,777	$(787)	$990	$1,811	$(1,299)	$512

MidCarolina Financial Corporation

Table 4

Noninterest Income

(In thousands)

	Year Ended December 31,
	2008	2007	2006

Service charges on deposit accounts	$1,152	$1,058	$944
Mortgage operations	571	600	632
Investment brokerage fees	300	288	229
Increase in cash surrender value of life insurance	299	290	267

Core noninterest income	2,322	2,236	2,072

Securities gains (losses), net	29	8	(217)
Impairment on investment securities	(490)	-	-
Gain on sale of other real estate	536	481	-
Other noninterest income	359	383	449

Total noninterest income	$2,756	$3,108	$2,304

MidCarolina Financial Corporation

Table 5

Noninterest Expenses

(In thousands)

	Year Ended December 31,
	2008	2007	2006

Salaries	$4,338	$4,085	$3,800
Employee benefits	1,049	1,299	1,336
Reversal of accrued employee benefits	-	(905)	-

Total salaries and benefits	5,387	4,479	5,136

Occupancy expense	699	428	397
Equipment expense	434	425	449
Data processing	787	774	675
Office supplies and postage	350	317	352
Deposit and other insurance	432	352	208
Professional and other services	550	476	407
Advertising	387	256	346
Other	972	1,279	1,107

Total noninterest expenses	$9,998	$8,786	$9,077

MidCarolina Financial Corporation

Table 6

Contractual Obligations and Commitments

($ in thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

Short-term borrowings	$-	$-	$-	$-	$-
Long-term debt	38,764	-	15,000	-	23,764
Operating leases	4,680	286	572	477	3,345

Total contractual cash obligations excluding deposits	43,444	286	15,572	477	27,109

Time deposits	340,751	326,322	14,429	-	-

Total contractual cash obligations	$384,195	$326,608	$30,001	$477	$27,109

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

Lines of credit and loan commitments (1)	$74,659	$39,246	$3,345	$-	32,068

(1)	includes financial standby letters of credit, net

MidCarolina Financial Corporation

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2008
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total

Interest-earning assets:
Loans and loans held for sale	$238,373	$46,523	$284,896	$149,766	$434,662
Securities available for sale	3,847	6,472	10,319	60,805	71,124
Other earning assets	14,040	-	14,040	-	14,040

Total interest-earning assets	$256,260	$52,995	$309,255	$210,571	$519,826

Interest-bearing liabilities
Fixed maturity deposits	$130,134	196,188	326,322	$14,429	$340,751
All other deposits	84,093	-	84,093	-	84,093
Borrowings	-	-	-	33,764	33,764

	$214,227	$196,188	$410,415	$48,193	$458,608

Interest sensitivity gap	$42,033	$(143,193)	$(101,160)	$162,378	$61,218
Cumulative interest sensitivity gap	42,033	(101,160)	(101,160)	61,218	61,218
Cumulative interest sensitivity gap as a percent of total interest-earning assets	8.09%	-19.46%	-19.46%	11.78%	11.78%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	119.62%	75.35%	75.35%	113.35%	113.35%

MidCarolina Financial Corporation

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Real Estate:
Construction loans	$91,933	21.15%	$80,051	21.49%	$71,348	22.61%	$67,170	23.92%	$27,715	12.41%
Commercial mortgage loans	156,333	35.97%	140,198	37.63%	124,385	39.41%	100,292	35.71%	88,220	39.51%
Home equity lines of credit	43,290	9.96%	41,479	11.13%	33,090	10.49%	30,072	10.71%	34,715	15.55%
Residential mortgage loans	73,595	16.93%	57,342	15.39%	37,163	11.78%	38,656	13.76%	28,630	12.82%
Residential mortgage loans held for sale	-	0.00%	823	0.22%	2,016	0.63%	893	0.32%	5,657	2.53%

Total real estate loans	365,151	84.01%	319,893	85.86%	268,002	84.92%	237,083	84.42%	184,937	82.82%
Commercial and industrial loans	63,239	14.55%	46,893	12.59%	38,965	12.35%	38,929	13.86%	30,464	13.64%
Loans to individuals for household, family and other personal expenditures	6,306	1.44%	5,796	1.55%	8,625	2.73%	4,836	1.72%	7,911	3.54%

Loans, gross	434,696	100.00%	372,582	100.00%	315,592	100.00%	280,848	100.00%	223,312	100.00%

Less net deferred loan origination (fees) costs	(34)		(45)		(4)		7		28

Total loans	$434,662		$372,537		$315,588		$280,855		$223,340

MidCarolina Financial Corporation

Table 9

Loan Maturities

(In thousands)

	At December 31, 2008
	Due within one year		Due after one year but within five		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
By loan type:
Commercial and industrial and commercial mortgage	$102,340	4.29%	$106,291	6.85%	$14,254	6.70%	$222,885	5.66%
Real estate - construction	70,245	3.83%	8,573	6.78%	4,301	7.18%	83,119	4.31%

Total	$172,585	4.10%	$114,864	6.84%	$18,555	6.81%	$306,004	5.29%

By interest rate type:
Fixed rate loans	$29,445		$114,864		$18,555		$162,864
Variable rate loans	143,140		-		-		143,140

	$172,585		$114,864		$18,555		$306,004

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

MidCarolina Financial Corporation

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2008	2007	2006	2005	2004

Nonaccrual loans	$3,123	$700	$794	$237	$254
Restructured loans	-	-	-	-	-

Total nonperforming loans	3,123	700	794	237	254

Repossessed Assets	47	-	-	19	-
Other real estate owned	1,608	264	2,337	2,803	2,031

Total nonperforming assets	$4,778	$964	$3,131	$3,059	$2,285

Accruing loans past due 90 days or more	$-	$-	$-	$-	$-
Allowance for loan losses	5,632	4,462	4,222	4,090	2,865
Nonperforming loans to year end loans	0.72%	0.19%	0.25%	0.08%	0.11%
Allowance for loan losses to year end loans	1.30%	1.20%	1.35%	1.46%	1.32%
Nonperforming assets to loans and other real estate	1.11%	0.27%	0.99%	1.08%	1.01%
Nonperforming assets to total assets	0.88%	0.21%	0.74%	0.83%	0.80%
Allowance for loan losses to nonperforming loans	180.34%	637.43%	531.74%	1725.74%	1127.95%

MidCarolina Financial Corporation

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2008		2007		2006		2005		2004
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

Real estate loans:
Construction loans	$1,191	21.15%	$959	21.49%	$954	22.61%	$978	23.92%	$356	12.41%
Commercial mortgage loans	2,026	35.97%	1,679	37.63%	1,664	39.41%	1,461	35.71%	1,023	35.71%
Home equity lines of credit	561	9.96%	497	11.13%	443	10.49%	438	10.71%	307	10.71%
Residential mortgage loans	954	16.93%	687	15.39%	482	11.41%	553	13.76%	394	13.76%
Residential mortgage loans held for sale	-	0.00%	10	0.22%	-	1.00%	-	0.32%	-	0.32%

Total real estate loans	4,732	84.01%	3,832	85.86%	3,543	84.92%	3,430	84.42%	2,080	84.42%
Commercial and industrial loans	819	14.55%	562	12.59%	534	12.35%	665	13.86%	495	13.86%
Loans to individuals	81	1.44%	69	1.55%	115	2.73%	70	1.72%	49	1.72%

	$5,632	100.00%	$4,462	100.00%	$4,222	100.00%	$4,090	100.00%	$2,865	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

MidCarolina Financial Corporation

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004

Loans outstanding at the end of the year	$434,662	$371,714	$313,572	$279,962	$217,683

Average loans outstanding during the year	$405,119	$344,620	$301,405	$252,914	$204,121

Allowance for loan losses at beginning of year	$4,462	$4,222	$4,090	$2,865	$2,522
Provision for loan losses	1,665	425	394	1,373	1,030

	6,127	4,647	4,484	4,238	3,552

Loans charged off:
Real estate loans	(411)	(268)	(214)	-	(5)
Commercial and industrial loans	(106)	-	(87)	(137)	(693)
Installment loans	(16)	(28)	(17)	(44)	(56)

Total charge-offs	(533)	(296)	(318)	(181)	(754)

Recoveries of loans previously charged off:
Real estate loans	11	66	2	-	-
Commercial and industrial loans	26	38	46	26	14
Installment loans	1	7	8	7	53

Total recoveries	38	111	56	33	67

Net charge-offs	(495)	(185)	(262)	(148)	(687)

Allowance for loan losses at end of year	$5,632	$4,462	$4,222	$4,090	$2,865

Ratios:
Net charge-offs as a percent of average loans	0.12%	0.05%	0.09%	0.06%	0.34%
Allowance for loan losses as a percent of loans at end of year	1.30%	1.20%	1.35%	1.46%	1.32%

MidCarolina Financial Corporation

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2008	2007	2006
Securities available for sale:
U. S. Government agencies	$2,533	$19,372	$20,113
Mortgage-backed securities	50,431	31,986	25,308
State and municipal governments	17,607	19,275	28,219
Other	553	168	155

Total securities available for sale	71,124	70,801	73,795

MidCarolina Financial Corporation

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield
Securities available for sale:
U. S. Government agencies
Due within one year	$-	$-	0.00%
Due after one but within five years	$0	$0	0.00%
Due after five but within ten years	1,500	1,501	5.25%
Due after ten years	1,000	1,032	5.75%

	2,500	2,533	5.45%

Mortgage-backed securities
Due within one year	2,808	2,836	5.23%
Due after one but within five years	7,685	8,264	5.23%
Due after five but within ten years	11,900	11,539	5.33%
Due after ten years	27,673	27,792	5.23%

	50,066	50,431	5.26%

State and municipal securities
Due within one year	-	-	-
Due after one but within five years	2,861	2,709	4.22%
Due after five but within ten years	5,145	4,758	4.26%
Due after ten years	11,287	10,140	4.27%

	19,293	17,607	4.26%

Other
Due within one year	-	-	0.00%
Due after one but within five years	-	-	0.00%
Due after five but within ten years	-	-	0.00%
Due after ten years	500	350	3.91%

	500	350	3.91%

Equity securities	203	203	0.00%

Total securities available for sale
Due within one year	3,011	3,039	4.88%
Due after one but within five years	10,546	10,973	4.98%
Due after five but within ten years	18,545	17,798	5.04%
Due after ten years	40,460	39,314	4.99%

	$72,562	$71,124	4.99%

Yields on tax exempt securities are stated on an actual basis.

MidCarolina Financial Corporation

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2008		2007		2006
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Demand deposits	74,531	1.71%	$80,529	3.47%	$64,189	3.09%
Savings deposits	5,772	0.50%	6,024	1.00%	6,449	1.01%
Fixed maturity deposits	308,562	3.95%	249,096	5.02%	226,927	4.46%

Total interest-bearing deposits	388,865	3.47%	335,649	4.58%	297,565	4.09%

Noninterest-bearing deposits	36,925	-	34,479	-	32,159	-

Total deposits	$425,790	3.17%	$370,128	4.15%	$329,724	3.69%

MidCarolina Financial Corporation

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2008
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total

Time Deposits of $100,000 or more	$93,130	$90,674	$51,862	$10,006	$245,672

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s Asset/Liability Management function.

See the section entitled Asset/Liability Management for a more detailed discussion of market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

MIDCAROLINA FINANCIAL CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MidCarolina Financial Corporation and Subsidiary

Burlington, North Carolina

We have audited the accompanying consolidated statements of financial condition of MidCarolina Financial Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidCarolina Financial Corporation and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 24, 2009

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$1,694	$1,632
Federal funds sold and interest-earning deposits	14,040	2,979
Investment securities:
Available for sale	71,124	70,801
Loans held for sale	-	823
Loans	434,662	371,714
Allowance for loan losses	(5,632)	(4,462)

Net loans	429,030	367,252
Investment in stock of Federal Home Loan Bank of Atlanta	1,969	2,966
Investment in life insurance	7,893	7,594
Premises and equipment, net	7,455	6,834
Other assets	7,642	6,305

Total assets	$540,847	$467,186

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$43,104	$30,568
Interest-bearing demand deposits	78,309	74,913
Savings	5,784	5,462
Time	340,751	262,954

Total deposits	467,948	373,897

Short-term borrowings	-	19,000
Long-term debt	33,764	38,764
Accrued expenses and other liabilities	1,939	2,375

Total liabilities	503,651	434,036

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2008 and 2007	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,927,828 and 4,618,528 shares issued and outstanding at December 31, 2008 and 2007, respectively	14,626	13,290
Retained earnings	18,635	15,378
Accumulated other comprehensive loss	(884)	(337)

Total shareholders’ equity	37,196	33,150

Total liabilities and shareholders’ equity	$540,847	$467,186

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands, except per share data)
Interest Income
Loans	$25,763	$27,037	$23,429
Investment securities:
Taxable	2,725	2,556	2,249
Tax-exempt	836	1,025	966
Federal funds sold and interest-earning deposits	131	264	304
Other	161	171	113

Total interest income	29,616	31,053	27,061

Interest Expense
Demand deposits	1,275	2,796	1,983
Savings deposits	29	60	65
Time deposits	12,192	12,501	10,125
Short-term borrowings	288	1,094	711
Long-term debt	1,510	1,270	1,357

Total interest expense	15,294	17,721	14,241

Net Interest Income	14,322	13,332	12,820
Provision for loan losses	1,665	425	394

Net interest income after provision for loan losses	12,657	12,907	12,426

Noninterest Income
Service charges on deposit accounts	1,152	1,058	944
Mortgage operations	571	600	632
Investment services	300	288	229
Increase in cash surrender value of life insurance	299	290	267
Gain (loss) on sale of investment securities	29	8	(217)
Impairment of investment securities	(490)	-	-
Gain on sale of other real estate	536	481	21
Other	359	383	428

Total noninterest income	2,756	3,108	2,304

Noninterest Expense
Salaries and employee benefits	5,387	5,384	5,136
Reversal of accrued employee benefits	-	(905)	-
Occupancy and equipment	1,133	853	846
Data processing	787	774	675
Office supplies and postage	350	317	352
Deposit and other insurance	432	352	208
Professional and other services	550	476	407
Advertising	387	256	346
Other	972	1,279	1,107

Total noninterest expense	9,998	8,786	9,077

Income before income taxes	5,415	7,229	5,653
Provision for income taxes	1,741	2,342	1,757

Net income	3,674	4,887	3,896
Dividends on preferred stock	(417)	(417)	(417)

Net income available to common shareholders	$3,257	$4,470	$3,479

Net Income Per Common Share:
Basic	$.66	$.98	$.80

Diluted	$.66	$.92	$.73

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2008 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)

Net income	$3,674	$4,887	$3,896

Other comprehensive income:
Securities available for sale:
Change in unrealized holding gains (losses) on available for sale securities, net of actual gains	(1,350)	232	21
Tax effect	521	(89)	(8)
Reclassification of impairment on mortgage-backed securities	490	-	-
Tax effect	(189)	-	-
Reclassification of (gains) losses recognized in net income	(29)	(8)	217
Tax effect	10	3	(84)

Net of tax amount	(547)	138	146

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	-	-	(12)
Tax effect	-	-	4
Reclassification of gains recognized in net income	-	-	(108)
Tax effect	-	-	42

Net of tax amount	-	-	(74)

Total other comprehensive income (loss)	(547)	138	72

Comprehensive income	$3,127	$5,025	$3,968

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

						Accumulated other	Total
	Preferred stock		Common stock		Retained	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	earnings	income (loss)	equity
	(Amounts in thousands, except share data)
Balance at December 31, 2005	5,000	$4,819	3,131,380	$11,392	$7,429	$(547)	$23,093
Net income	-	-	-	-	3,896	-	3,896
Other comprehensive loss	-	-	-	-	-	72	72
Effect of 11-for-10 stock split	-	-	312,719	(7)	-	-	(7)
Preferred dividends paid	-	-	-	-	(417)	-	(417)
Stock options exercised	-	-	175,687	1,072	-	-	1,072
Current income tax benefit	-	-	-	550	-	-	550

Balance at December 31, 2006	5,000	4,819	3,619,786	13,007	10,908	(475)	28,259
Net income	-	-	-	-	4,887	-	4,887
Other comprehensive loss	-	-	-	-	-	138	138
Effect of 5-for-4 stock split	-	-	904,481	(10)	-	-	(10)
Preferred dividends paid	-	-	-	-	(417)	-	(417)
Stock options exercised	-	-	94,137	279	-	-	279
Expense recognized in connection with stock awards and stock options	-	-	124	14	-	-	14

Balance at December 31, 2007	5,000	4,819	4,618,528	13,290	15,378	(337)	33,150
Net income	-	-	-	-	3,674	-	3,674
Other comprehensive loss	-	-	-	-	-	(547)	(547)
Preferred dividends paid	-	-	-	-	(417)	-	(417)
Stock options exercised	-	-	309,300	792	-	-	792
Current income tax benefit	-	-	-	498	-	-	498
Expense recognized in connection with stock awards and stock options	-	-	-	46	-	-	46

Balance at December 31, 2008	5,000	$4,819	4,927,828	$14,626	$18,635	$(884)	$37,196

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)
Operating Activities
Net income	$3,674	$4,887	$3,896
Depreciation and amortization	481	458	496
Provision for loan loss	1,665	425	394
Stock option expense	46	14	-
Deferred income tax liability (benefit)	(573)	138	(233)
(Gain) loss on sale of investment securities available for sale	(29)	(8)	217
Impairment of investment securities	490	-	-
(Gain) loss on disposal of foreclosed assets	(536)	(481)	(21)
Gain on sale of derivative contract	-	-	(108)
Gain on sale of loans	(571)	(598)	(632)
Origination of loans held for sale	(21,489)	(27,280)	(31,582)
Proceeds from sales of loans held for sale	22,883	29,071	31,091
Increase in cash surrender value life insurance	(299)	(290)	(267)
Changes in assets and liabilities:
(Increase) decrease in other assets	572	(1,877)	(379)
(Increase) decrease in other real estate	-	-	-
Increase (decrease) in accrued expenses and other liabilities	(93)	729	(701)

Net cash provided by operating activities	6,221	5,188	2,171

Investing Activities
Purchases of investment securities available for sale	(51,091)	(33,316)	(47,857)
Maturities and calls of investment securities available for sale.	4,818	4,845	6,445
Maturities and calls of investment security held to maturity	-	-	250
Sales of investment securities available for sale	44,570	31,677	25,947
Net increase in loans from originations and principal repayments	(65,347)	(58,591)	(35,341)
(Purchase) redemption of FHLB stock	997	(290)	(487)
Purchases of premises and equipment	(1,065)	(632)	(934)
Improvement costs on foreclosed assets	(16)	-	-
Proceeds from sale of foreclosed assets	1,112	2,818	1,935

Net cash used by investing activities	(66,022)	(53,489)	(50,042)

Financing Activities
Net increase in deposits	94,051	34,622	39,013
Net increase (decrease) in short-term borrowings	(19,000)	(6,000)	15,000
Proceeds from (repayment of) long-term debt	(5,000)	12,000	(8,000)
Non-cumulative perpetual preferred stock dividends paid	(417)	(417)	(417)
Purchase of fractional shares	-	(10)	(7)
Proceeds from stock options exercised	792	279	1,072
Tax benefit from exercise of stock options	498	-	550

Net cash provided by financing activities	70,924	40,474	47,211

Net increase (decrease) in cash and cash equivalents	11,123	(7,827)	(660)
Cash and cash equivalents, beginning of year	4,611	12,438	13,098

Cash and cash equivalents, end of year	$15,734	$4,611	$12,438

Supplemental Cash Flow Disclosure
Interest paid on deposits and borrowed funds	$15,305	$17,614	$14,445
Income taxes paid	2,349	1,573	1,757
Summary of Noncash Investing and Financing Activities
Unrealized gain (loss) on investment securities available for sale, net of tax effect	$(547)	$138	72
Transfer of loans to foreclosed assets	1,904	264	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-earning deposits. Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits. As of December 31, 2008, the daily average gross reserve requirement was $25,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

The allowance for loan losses relating to loans that are determined to be impaired under SFAS No. 114 is based on discounted cash flows using the loan’s initial effective interest rate or the estimated fair value, less costs to sell, of the collateral for certain collateral dependent loans. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (such as residential mortgage and consumer installment loans) are excluded from impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described below.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management to ensure the assets are carried at fair value less cost to sell. Revenue and expenses from operations and the impact of any subsequent changes in the carrying value are included in other noninterest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2008.

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

Accumulated other comprehensive income (loss) at December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
	(Amounts in thousands)

Unrealized holding losses - securities available for sale	$(1,438)	$(548)	$(773)
Deferred income taxes	554	211	298

Net unrealized holding losses - securities available for sale	(884)	(337)	(475)

Total other accumulated other comprehensive loss	$(884)	$(337)	$(475)

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

Since the Company’s stock options had vested prior to January 1, 2006, there was no impact on income from the adoption of SFAS 123R. Cash flows provided by financing activities from the exercise of stock options amounted to $1.3 million, $279,000 and $1.6 million for the years ended December 31, 2008, 2007 and 2006 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Net Income Per Common Share

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for all applicable declared stock splits effected in the form of stock dividends. Diluted net income per share reflect additional shares of common stock that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. At December 31, 2008 there were 148,228 antidilutive options. At December 31, 2007 and 2006, there were no antidilutive options.

Basic and diluted net income per share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2008	2007	2006

Weighted average number of common shares used in computing basic net income per share	4,915,350	4,548,565	4,348,128

Effect of dilutive stock options	1,526	303,172	427,725

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,916,876	4,851,738	4,775,853

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedge items affect the balance sheet, income statement and statement of cash flows. SFAS 161 is effective for the Company on January 1, 2009 will not have a material impact on the financial condition, results of operations or liquidity.

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

Note C - Investment Securities

The following is a summary of investment securities by major classification at December 31, 2008 and 2007:

	December 31, 2008
	Amortized cost	Gross Unrealized Gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities $	2,500	$33	$-	$2,533
Mortgage-backed securities	50,066	669	304	50,431
State and municipal	19,293	-	1,686	17,607
Other	703	-	150	553

Total	$72,562	$702	$2,140	$71,124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$21,434	$220	$44	$21,610
Mortgage-backed securities	30,057	54	350	29,761
State and municipal	19,704	10	439	19,275
Other	155	-	-	155

Total	$71,350	$284	$833	$70,801

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	6,095	283	576	21	6,671	304
State and municipal	16,690	1,366	917	320	17,607	1,686
Other	350	150	-	-	350	150

Total temporarily impaired securities	$23,135	$1,799	$1,493	$341	$24,628	$2,140

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$-	$-	$2,226	$44	$2,226	$44
Mortgage-backed securities	6,515	74	16,782	276	23,297	350
State and municipal	15,381	415	376	24	15,757	439

Total temporarily impaired securities	$21,896	$489	$19,384	$344	$41,280	$833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

The aggregate amortized cost and fair value of debt securities at December 31, 2008, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized cost		Fair value
	(Amounts in thousands)
U.S. agency securities:
Due in 1 year through 5 years	$		$
Due after 5 years through 10 years		1,500		1,501
Due after 10 years		1,000		1,032
State and municipal securities:
Due in 1 year through 5 years		2,861		2,709
Due after 5 years through 10 years		5,145		4,758
Due after 10 years		11,287		10,140
Other:
Due after 10 years		500		350
Other equity securities		203		203
Mortgage-backed securities		50,066		50,431

Total		$72,562		$71,124

Proceeds from sales of investment securities available for sale amounted to $44.7 million, $31.7 million, and $25.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Aggregate gross realized gains (losses) from the sales of investment securities available for sale amounted to $29,000, $8,000, and $(217,000) for the years ended December 31, 2008, 2007 and 2006, respectively. Realized losses from the impairment of private label mortgage backed securities amounted to $490,000 for the year ended December 31, 2008 resulting from increased default rates on underlying collateral payments and credit rating deterioration.

Investment securities with amortized cost of $8.7 million and fair value of $8.6 million at December 31, 2008 were pledged to secure both financing from the FHLB and for public monies on deposit as required by law.

Note D - Loans

Following is a summary of loans at December 31, 2008 and 2007:

	2008	2007
	(Amounts in thousands)
Real estate:
Construction loans	$91,933	$80,051
Commercial mortgage loans	156,333	140,198
Home equity lines of credit	43,290	41,479
Residential mortgage loans	73,595	57,342

Total real estate loans	365,151	319,070

Commercial and industrial loans	63,239	46,893
Loans to individuals for household, family and other personal expenditures	6,306	5,796
Net deferred loan origination (fees) costs	(34)	(45)

Total loans	$434,662	$371,714

At December 31, 2008 and 2007, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $4.0 million and $1.5 million, respectively. Impaired loans of $3.3 million and $1.1 million at December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

2008 and 2007 had corresponding valuation allowances of $520,000 and $104,000, respectively. Impaired loans of $704,000 and $400,000 at December 31, 2008 and 2007 had no valuation allowances. For the years ended December 31, 2008 and 2007, the average recorded investment in impaired loans was approximately $2.9 million and $1.6 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

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

Balance at December 31, 2007	$3,765
New loans	9,996
Principal repayments	(3,973)

Balance at December 31, 2008	$9,788

As a matter of policy, these loans and credit lines are approved by the Bank’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

Note E - Allowance for Loan Losses

An analysis of activity in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
	(Amounts in thousands)

Balance at beginning of year	$4,462	$4,222	$4,090
Provision for loan losses	1,665	425	394

Charge-offs	(533)	(296)	(318)
Recoveries	38	111	56

Net charge-offs	(495)	(185)	(262)

Balance at end of year	$5,632	$4,462	$4,222

Note F - Premises and Equipment

The following is a summary of premises and equipment:

	2008	2007
	(Amounts in thousands)

Land	$1,864	$1,829
Buildings and leasehold improvements	5,466	5,203
Furniture and equipment	2,207	2,609

	9,537	9,641

Less accumulated depreciation	(2,082)	(2,807)

Total	$7,455	$6,834

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $444,000, $422,000 and $425,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Note G - Time Deposits

Time deposits in denominations of $100,000 or more were $245.7 million and $192 million at December 31, 2008 and 2007, respectively. Interest expense on such deposits aggregated approximately $9.8 million and $9.2 million in 2008 and 2007, respectively. Related party deposits totaled $8.3 million at December 31, 2008. Time deposits in denominations of $100,000 or more, maturing subsequent to December 31, 2008 are as follows (amounts in thousands):

2009	$235,672
2010	10,006

$245,678

Note H - Leases

As of December 31, 2008, the Company leases office space under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year Ending December 31,

2009	$286
2010	286
2011	286
2012	254
2013	223
There after	3,345

$4,680

The leases contain options for renewals after the expiration of the current lease terms. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $189,000, $135,000, and $127,000, respectively.

Note I - Borrowings

Short-term borrowings

The Company has remaining credit availability totaling approximately $78.1 million from the FHLB, with no short term outstanding balances at December 31, 2008. At December 31, 2007, the outstanding short-term borrowings amounted to $19 million. The Company also has credit availability totaling approximately $80.6 million from the Federal Reserve Bank (“FRB”), with no short term outstanding balances at December 31, 2008. Any outstanding borrowings held by the Bank are appropriately collateralized.

Long-term debt

The Company is a member of the FHLB. As a member, the Company is required to invest in the stock of the FHLB. The stock is carried at cost since it has no quoted fair value. All stock in the FHLB, together with various investment securities and a blanket lien of $140.5 million on qualifying loans, are pledged as collateral to secure any borrowings. At December 31, there were the following borrowings:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Maturity	Fixed Interest Rate	2008	2007
		(Amounts in thousands)

March 17, 2010	5.92%	$1,500	$1,500
March 17, 2010	5.71%	2,500	2,500
September 21, 2010	3.98%	6,000	-
February 28, 2011	2.37%	5,000	-
March 10, 2013	2.91%	-	10,000
September 21, 2017	3.98%	-	6,000
November 30, 2018	2.98%	10,000	10,000

		$25,000	$30,000

At December 31, 2008 and 2007, the weighted average interest rates on the above advances were 3.54% and 3.53%, respectively. The above borrowings have been classified as long-term debt in the balance sheet.

The Company has issued $8.8 million of Junior Subordinated debentures to its wholly owned capital trusts, MidCarolina I and MidCarolina Trust II, to fully and unconditionally guarantee the preferred securities issued by the Trusts. These long term obligations, which currently qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the Trusts’ obligations under the Capital Trust Securities. In accordance with FIN 46R, the trusts are not consolidated in the Company’s financial statements.

A description of the Junior Subordinated debentures outstanding payable to the trusts is as follows:

Issuing Entity	Date of Issuance	Interest Rate	Maturity Date	(Amounts in thousands) Principal Amount
				2008	2007

MidCarolina I	10/29/2002	Libor plus 3.45%	11/07/2032	$5,155	$5,155

MidCarolina Trust II	12/03/2003	Libor plus	10/07/2033	3,609	3,609

		2.90%
				$8,764	$8,764

The Company is able to repay the debt five years after the issuance date.

Note J - Income Taxes

The significant components of the provision for income taxes are as follows for the years ended December 31:

	2008	2007	2006
	(Amounts in thousands)
Current tax provision:
Federal	$1,836	$1,787	$1,697
State	478	417	293

	2,314	2,204	1,990

Deferred tax provision (benefit):
Federal	(458)	112	(193)
State	(115)	26	(40)

	(573)	138	(233)

Net provision for income taxes	$1,741	$2,342	$1,757

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

A reconciliation of expected income taxes at the statutory federal income tax rate of 34% with the recorded provision for income taxes follows:

	2008	2007	2006
	(Amounts in thousands)
Income tax at statutory rate	$1,841	$2,458	$1,922

Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	240	293	167
Income from bank-owned life insurance	(102)	(99)	(91)
Nontaxable interest	(246)	(286)	(272)
Other	7	(24)	31

Provision for income taxes	$1,741	$2,342	$1,757

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) at December 31 were are follows:

	2008	2007
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$2,032	$1,567
Deferred compensation	423	353
Impairment	189	-
Other	27	-
Other comprehensive income	555	212

Total deferred tax assets	3,225	2,132

Deferred tax liabilities relating to:
Property and equipment	(171)	(27
Deferred loan fees	(189)	(161)
Other	4	-

Total deferred tax liabilities	(364)	(188)

Net recorded deferred tax asset	$2,861	$1,944

The Bank has adopted the provisions of FASB Interpretation No. 48 (“FIN 48”). There was no material impact from the adoption of FIN 48. It is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during the year. The Bank’s federal and state income tax returns are subject to examination for the years 2005, 2006 and 2007.

Note K - Savings Plan

The Company maintains a contributory savings plan under Section 401(k) of the Internal Revenue Code covering all employees who have completed three months of service and are at least eighteen years of age. Under the plan, employee contributions are matched by the Company in an amount equal to 100% of the first 6% of compensation contributed by the employee. Total savings plan expense for the years ended December 31, 2008, 2007 and 2006 was $223,000, $208,000 and $203,000, respectively.

Note L - Stock Options

During 2008, the Board of Directors and shareholders of the Bank approved a Non-Qualified Stock Option Plan for certain original directors of the Bank, and 250,000 shares of authorized and unissued stock were reserved for award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

In 2008, the Board of Directors and shareholders of the Bank amended the Incentive Stock Option Plan for officers and key employees, originally approved in 2004, to increase the number of shares available for award by 159,571. Under the provisions of the Plan, grants are made at the discretion of an administrative committee appointed by the Board of Directors at the fair value of the stock on the date of grant. The Board originally reserved 326,700 shares of authorized and unissued stock for grant.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2007 reflecting the effects of stock splits in the form of stock dividends declared, including the 25% stock split in the form of a stock dividend declared in December 2006 and distributed in January 2007, the 10% stock split in the form of a stock dividend declared in May 2006 and distributed in June 2006, the 25% stock split in the form of a stock dividend distributed in November 2005, and the 20% stock split in the form of a stock dividend declared in 2004 and distributed in 2005:

	Number shares	Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

At December 31, 2007	536,519	$5.53	-	-
Options granted	91,000	8.61	-	-
Options vested	-	-	-	-
Options exercised	(321,040)	2.87	-	-
Options forfeited	(10,550)	14.66	-	-

Outstanding at December 31, 2008	295,929	$9.04	7.21 years	$76,946

Exercisable at December 31, 2008	219,252	$9.13	6.41 years	$76,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

The estimated per share fair value of options granted together with the assumptions used in estimating these fair values, are displayed below:

	2008	2007	2006

Estimated fair value of options granted	$3.16	$3.60	$-

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the year ended December 31, 2008, 2007 and 2006.

The estimated average per share fair value of options granted, using the Black-Scholes methodology, together with the assumptions used in estimating those fair values, are displayed below.

	2008	2007	2006
Assumptions in estimating option values:
Risk-free rate	3.22%	4.71%	-
Dividend yield	0%	0%	-
Volatility	29.26%	26.87%	-
Expected life	6.5 years	3 years	-

For the years ended December 31, 2008, 2007 and 2006, the intrinsic value of options exercised was approximately:

2008	2007	2006
$ 2.6 Million	$971,000	$-

Cash received from options exercised under all share-based payment arrangements for year ended December 31, 2008 was approximately $792,000. The actual tax benefit in shareholders equity realized for the tax deduction from option exercise in the share-based payment arrangements totaled $498,000 for the year ended December 31, 2008.

The unrecognized compensation expense for outstanding options at December 31, 2008 was $276,000 which will be recognized over the vesting period of each award.

Note M - Officers’ Deferred Compensation

In 2002, the Company implemented a non-qualifying deferred compensation plan for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to offset the cost of benefit payments. Benefits for each officer participating in the plan will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies while employed at the Bank. Provisions of $180,000 in 2008, $278,000 in 2007, and $370,000 in 2006 were expensed for future benefits to be provided under this plan. The total liability under this plan was $1.1 million at December 31, 2008 and $915,000 after the reversal of accrued benefits for a former executive officer at December 31, 2007, and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

Note N - Employment Agreement

The Company has entered into employment agreements with certain key officers to ensure a stable and competent management base. In the event of a change in control of the Company, as defined in the agreements, the acquirer will be bound to the terms of the agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

A summary of the Company’s commitments and contingent liabilities at December 31, 2008 is as follows (amounts in thousands):

2008
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	$71,077
Commitments to sell loans held for sale	-
Financial standby letters of credit, net	3,582

Commitments to originate new loans or extend credit and letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Company’s credit policies and procedures for credit commitments are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not incurred any losses on its commitments in 2008, 2007 or 2006.

The capital and credit markets have experienced volatility for more than a year. More recently, the volatility and disruption has increased, and the markets have produced a downward pressure on stock prices and credit availability for many issuers without regard to their underlying financial strength. This has been particularly the case with respect to financial institutions, and the market prices of the stock of financial services companies in general, including the Company’s, are at their lowest levels in recent history. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on our business, financial condition and results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

As of December 31, 2008 and 2007, the Bank’s capital ratios exceeded levels deemed “well-capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since the notification that management believes have changed the Bank’s category.

	For the Bank		Minimum Requirements
	Capital Amount	Capital Ratio	For Capital Adequacy	To Be Well Capitalized
	(Dollars in thousands)
As of December 31, 2008
Tier I capital (to risk-weighted assets)	$46,135	9.97%	4.00%	6.00%
Total capital - Tier II capital (to risk-weighted assets)	51,767	11.19%	8.00%	10.00%
Leverage - Tier I capital (to average assets)	46,135	8.68%	4.00%	5.00%

As of December 31, 2007
Tier I capital (to risk-weighted assets)	$41,696	10.37%	4.00%	6.00%
Total capital - Tier II capital (to risk-weighted assets)	46,158	11.48%	8.00%	10.00%
Leverage - Tier I capital (to average assets)	41,696	8.95%	4.00%	5.00%

The Company is also subject to these capital requirements except for the prompt corrective action requirements of the FDIC. At December 31, 2008, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.27%, 10.05% and 8.77%, respectively. At December 31, 2007, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.52%, 10.41% and 8.99%, respectively.

Note Q - Derivatives

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

With regard to financial instruments with off-balance sheet risk discussed in Note O, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of December 31, 2008
Financial assets:
Cash and cash equivalents	$15,734	$15,734
Investment securities available for sale	71,124	71,124
Loans held for sale	-	-
Loans	429,030	430,502
Federal Home Loan Bank stock	1,969	1,969
Investment in life insurance	7,893	7,893
Accrued interest receivable	2,108	2,108
Financial liabilities:
Deposits	$467,948	$472,000
Short-term borrowings	-	-
Long-term debt	33,764	34,244
Accrued interest payable	626	626

As of December 31, 2007
Financial assets:
Cash and cash equivalents	$4,611	$4,611
Investment securities available for sale	70,801	70,801
Loans held for sale	823	823
Loans	367,252	367,571
Federal Home Loan Bank stock	2,966	2,966
Investment in life insurance	7,594	7,594
Accrued interest receivable	2,443	2,443
Financial liabilities:
Deposits	$373,897	$374,297
Short-term borrowings	19,000	19,000
Long-term debt	38,764	39,082
Accrued interest payable	684	684

Note S - Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment for FASB Statement No. 115 (SFAS 159). The effect of adopting these two pronouncements was not material to the financial statements.

SFAS 157 defines fair value establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosures about fair value measurements. This statement establishes a three level fair value hierarchy that is fully described below. While this standard does not require any financial instruments to be measured at fair value the provisions of the statement must be applied in situations where other accounting pronouncements either permit or require fair value measurement. The Company reports fair value on a recurring basis for certain financial instruments, most notably for available for sale investment securities and certain derivative instruments in compliance with the provisions of SFAS 157. The Company may be required, from time to time, to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value which was below cost at the end of the period. Assets subject to nonrecurring use of fair value measurements could include loans held for sale, goodwill, and foreclosed assets. At December 31, 2008, the Company had certain impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis.

In accordance with SFAS 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party services for similar or comparable assets or liabilities.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or brokered traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at December 31, 2008, Using
Description	Assets/Liabilities Measured at Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Inputs (Level 3)

Available-for-sale securities	$71,124	$-	$68,349	$2,775

The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Most of these securities are U.S. government agency debt obligations and agency mortgage-backed securities traded in active markets. The third party valuations are determined based on the characteristics of each security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. The service indentifies 6 third-party vendors and 2 internal pricing models they consider level 2 pricing. The service indentifies 2 models that provide level 3 pricing applying discounted cash flow modeling. As of December 31, 2008, 3 securities comprised of two private label mortgage backed securities and one floating rate debenture, were priced using level 3 modeling and or estimated values provided by their trading desk heavily influenced by unobservable inputs.

SFAS 159 allows an entity to make an irrevocable election to measure certain financial instruments at fair value. The changes in fair value from one reporting period to the next period must be reported in the income statement with additional disclosures to identify the effect on net income. The Company continued to account for securities available for sale at fair value as reported in prior years which is required by SFAS 115. Upon adoption of SFAS 159, no additional financial assets or liabilities were reported at fair value and there was no material effect on earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Loans

The Company records loans in the ordinary course of business and does not record loans at fair value on a recurring basis. Loans are considered impaired when it is determined to be probable that all amounts due under the contractual terms of the loan will not be collected when due. Loans considered individually impaired are evaluated under the provisions of SFAS 114 and a specific allowance is established if required based on the most appropriate of the three measurement methods: present value of expected future cash flows, fair value of collateral, or the observable market price of a loan method. A specific allowance is required if the fair value of the expected repayments or the collateral is less than the recorded investment in the loan. At December 31, 2008, loans with a book value of $4.0 million were evaluated for impairment. Of this total, $3.3 million required a specific allowance totaling $520 thousand for a net fair value of $2.8 million. The methods used to determine the fair value of these loans were generally either the present value of expected future cash flows or fair value of collateral and were considered level three.

Foreclosed Assets

Foreclosed and repossessed assets are adjusted to fair value upon transfer of the loans to the Company’s books. Subsequently, foreclosed and repossessed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis.

		December 31, 2008
Description	Total	(Level 1)	(Level 2)	(Level 3)

Foreclosed real estate	$1,608	$-	$-	$1,608
Impaired loans	2,821	-	-	2,821

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Note T - Parent Company Financial Data

The Company’s condensed statement of financial condition as of December 31, 2008 and 2007, and its related condensed statements of operations and cash flows for the three year period ended December 31, 2008, are as follows:

Condensed Statement of Financial Condition

December 31, 2008 and 2007

(Amounts in thousands)

	2008	2007
Assets:
Investment in subsidiaries	$45,516	$41,359
Other assets	550	680

Total assets	$46,066	$42,039

Liabilities and Shareholders’ Equity:
Liabilities:
Junior subordinated debentures	$8,764	$8,764
Other liabilities	106	125

Total liabilities	8,870	8,889

Shareholders’ Equity:
Preferred stock	4,819	4,819
Common stock	14,626	13,290
Retained earnings	18,635	15,378
Accumulated other comprehensive loss	(884)	(337)

Total shareholders’ equity	37,196	33,150

Total liabilities and shareholders’ equity	$46,066	$42,039

Condensed Statements of Operations

Years ended December 31, 2008, 2007 and 2006

(Amounts in thousands)

	2008	2007	2006
Undistributed earnings of subsidiaries	$3,105	$4,354	$3,299
Subsidiary dividend income	1,140	1,155	1,121
Interest expense	(571)	(742)	(698)
Income tax benefit	-	120	174

Net income	3,674	4,887	3,896
Dividends on preferred stock	(417)	(417)	(417)

Net income available to common shareholders	$3,257	$4,470	$3,479

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Condensed Statements of Cash Flow

Years ended December 31, 2008, 2007 and 2006

(Amounts in thousands)

	2008	2007	2006

Cash flows from operating activities:
Net income	$3,674	$4,887	$3,896
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(3,105)	(4,354)	(3,299)
Stock compensation expense	46	14	-
Amortization	9	8	8
Increase in other assets	(144)	(117)	(222)
Increase (decrease) in other liabilities	(18)	(7)	34

Net cash provided by operating activities	462	431	417

Cash flows from investing activities:
Capital contributions to bank subsidiary	(1,335)	(283)	(1,615)

Net cash used by investing activities	(1,335)	(283)	(1,615)

Cash flows from financing activities:
Proceeds from exercise of stock options	792	279	1,072
Tax benefit from exercise of stock options	498	-	550
Purchase of fractional common shares	-	(10)	(7)

Non-cumulative perpetual preferred stock dividends paid	(417)	(417)	(417)

Net cash (used) provided by financing activities	873	(148)	1,198

Net increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning	-	-	-

Cash and cash equivalents, ending	$-	$-	$-

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

Item 9A(T). DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including it’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures at December 31, 2008, to provide reasonable assurance that information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15-d-15(e) of the Exchange Act. As of December 31, 2008, an evaluation was performed under supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2008, to provide reasonable assurance that information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the above evaluation of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the quarter ended December 31, 2008 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. Information regarding the Company’s directors and executive officers under the headings “Proposal 1: Election of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement filed in connection with its 2009 Annual Meeting is incorporated into this Report by reference.

Audit Committee. Information regarding the Audit Committee of the Company’s Board of Directors under the captions “Committees of Our Board - General” and “- Audit Committee” in the Company’s definitive Proxy Statement filed in connection with its 2009 Annual Meeting is incorporated into this Report by reference.

Audit Committee Financial Expert. Information regarding the determination of the Company’s Board of Directors that its Audit Committee includes an audit committee financial expert under the caption “Committees of Our Board - Audit Committee” in the Company’s definitive Proxy Statement filed in connection with its 2009 Annual Meeting is incorporated into this Report by reference.

Code of Ethics. Information regarding the Company’s Code of Ethics that applies to its directors and to all its executive officers, including without limitation its principal executive officer and principal financial officer, is incorporated by reference from the information under the caption “Code of Ethics” in the Company’s definitive Proxy Statement filed in connection with its 2009 Annual Meeting.

Section 16(a) Beneficial Ownership Reporting Compliance. Information regarding compliance by the Company’s directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement filed in connection with its 2009 Annual Meeting incorporated into this Report by reference.

Item 11.	EXECUTIVE COMPENSATION

Information regarding compensation paid or provided to the Company’s executive officers and directors under the headings “Executive Compensation” and “Director Compensation” in the Company’s definitive Proxy Statement filed in connection with its 2009 Annual Meeting of Shareholders is incorporated into this Report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities. Information regarding the beneficial ownership of the Company’s common stock by its directors, executive officers and principal shareholders under the caption “Beneficial Ownership of Our Common Stock” in the Company’s definitive Proxy Statement filed in connection with its 2009 Annual Meeting is incorporated into this Report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2008, and under which shares of the Company’s common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders (1)	295,929	$9.04	425,050
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	295,929	$9.04	425,050

(1)	Of the 295,929 stock options outstanding under the Plans, a total of 219,252 of those stock options have vested or are exercisable within 60 days.
(2)	All per share data has been restated to reflect the effects of a stock split effected in the form of a 10% stock dividend in 2002, a stock split effected in the form of a 20% stock dividend in 2003 and 2004, a stock split effected in the form of a 25% stock dividend in 2005, a stock split effected in the form of a 10% stock dividend in 2006 and a 25% stock split in the form of a stock dividend in January 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions. Information regarding transactions between the Company and its directors, executive officers and other related persons under the caption “Transactions with Related Persons” in the Company’s definitive Proxy Statement filed in connection with its 2009 Annual Meeting is incorporated into this Report by reference.

Director Independence. Information regarding the Company’s independent directors under the caption “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement filed in connection with its 2009 Annual Meeting is incorporated into this Report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding services provided by, and fees paid to, the Company’s independent accountants under the caption “Services and Fees During 2008 and 2007” in the Company’s definitive Proxy Statement filed in connection with its 2009 Annual Meeting is incorporated into this Report by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

An index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: March 24, 2009	By:	/s/ CHARLES T. CANADAY, JR.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES T. CANADAY	President, Chief Executive	March 24, 2009
Charles T. Canaday	Officer and Director

/s/ CHRISTOPHER B. REDCAY	Senior Vice President and	March 24, 2009
Christopher B. Redcay	Chief Financial Officer

/s/ JAMES R. COPLAND III	Chairman and Director	March 24, 2009
James R. Copland, III

/s/ DEXTER R. BARBEE, SR.	Director	March 31, 2009
Dexter R. Barbee, Sr.

/s/ H. THOMAS BOBO	Director	March 31, 2009
H. Thomas Bobo

/s/ JAMES B. CROUCH, JR	Director	March 31, 2009
James B. Crouch, Jr.

/s/ THOMAS E. CHANDLER	Director	March 31, 2009
Thomas E. Chandler

/s/ J. ANTHONY HOLT	Director	March 24, 2009
J. Anthony Holt

/s/ F. D. HORNADAY	Vice Chairman and Director	March 24, 2009
F.D. Hornaday, III

/s/ TEENA M. KOURY	Director	March 31, 2009
Teena M. Koury

/s/ JOHN LOVE	Director	March 24, 2009
John Love

/s/ JAMES B. POWELL	Director	March 31, 2009
James B. Powell

/s/ JOHN K. ROBERTS	Director	March 24, 2009
John K. Roberts

/s/ JAMES H. SMITH, JR.	Director	March 24, 2009
James H. Smith, Jr.

/s/ GEORGE C, WELDROP, JR.	Director	March 31, 2009
George C. Weldrop, Jr.

/s/ ROBERT A. WARD	Director	March 31, 2009
Robert A. Ward

    INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-A12G filed with the SEC on June 5, 2002, as amended on August 15, 2005 by Articles of Amendment, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on August 29, 2005.

Exhibit 3.2	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-A12G filed with the SEC on June 5, 2002.

Exhibit 4.1	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit 4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Exhibit 10.1	Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998

Exhibit 10.2	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998.

Exhibit 10.3	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 2000.

Exhibit 10.4	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Form 10-KSB, filed with the SEC on March 29, 2006.

Exhibit 10.5	Amendment of Stock Option Agreements granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.2 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.6	Amendment of Stock Option Agreement, with resale restrictions, granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.3 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.7	Employment Agreement dated May 27, 2008 between the Company and Charles T. Canaday, incorporated herein by reference to Exhibits to Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.8	Employment Agreement dated May 27, 2008 between the Company and Christopher Redcay, incorporated herein by reference to Exhibits to Form 10-Q for the quarter ended June 30, 2008

Exhibit 10.9	Employment Agreement dated May 27, 2008 between the Company and R. Craig Patterson, incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.10	Salary Continuation Agreement dated May 27, 2008 between the Company and Charles T. Canaday,

incorporated herein by reference to Exhibit 99s to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.11	Salary Continuation Agreement dated May 27, 2008 between the Company and Christopher Redcay, incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.12	Salary Continuation Agreement dated May 27, 2008 between the Company and R. Craig Patterson, Incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.13	Indemnification Agreement with directors, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.14	2008 Director Stock Option Plan (incorporated by reference from appendices to registrant’s Definitive Proxy Statement filed with the Commission in connection with its 2008 Annual Meeting)

Exhibit 10.15	Omnibus Stock Ownership and Long Term Incentive Plan, as amended and restated as of January 1, 2005, and as further amended on May 27, 2008 (incorporated by reference from appendices to registrant’s Definitive Proxy Statement filed with the Commission in connection with its 2008 Annual Meeting.

Exhibit 10.16	Form of Amendment to Endorsement Split Dollar Agreement, between MidCarolina Bank and (i) Charles T. Canaday; and (ii) Christopher B. Redcay, dated December 7, 2007 incorporated herein by reference to Exhibit 10.01 to the Form 8-K, filed with the SEC on March 21, 2008.

Exhibit 10.17	Form of Amendment to Endorsement Split Dollar Agreement, between MidCarolina Bank and R. Craig. Patterson; dated December 7, 2007 incorporated herein by reference to Exhibit 10.01 to the Form 8-K, filed with the SEC on March 21, 2008.

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 14	Code of Ethics incorporated herein by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit 21	Schedule of Subsidiaries.

Exhibit 23	Consent of Dixon Hughes PLLC

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications