Form 10-Q
period 2009-03-31
MIDCAROLINA FINANCIAL CORP
filed 2009-05-14
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    no  ☒

As of May 12, 2009, the registrant had outstanding 4,927,828 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008(*)
	(Dollars in thousands except Share data)
ASSETS

Cash and due from banks	$1,592	$1,694
Federal funds sold and interest-earning deposits	21,187	14,040
Investment securities:
Available for sale	62,063	71,124
Loans held for sale	1,903	—
Loans	447,389	434,662
Allowance for loan losses	(6,198)	(5,632)

NET LOANS	441,191	429,030
Investment in stock of Federal Home Loan Bank of Atlanta	2,548	1,969
Investment in life insurance	7,964	7,893
Premises and equipment, net	7,368	7,455
Other assets	7,111	7,642

TOTAL ASSETS	$552,927	$540,847

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing demand deposits	$44,829	$43,104
Interest-bearing demand deposits	105,330	78,309
Savings	6,529	5,784
Time	324,139	340,751

TOTAL DEPOSITS	480,827	467,948

Long-term borrowings	33,764	33,764
Accrued expenses and other liabilities	1,427	1,939

TOTAL LIABILITIES	516,018	503,651

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,927,828 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	14,839	14,626
Retained earnings	19,187	18,635
Accumulated other comprehensive loss	(1,936)	(884)

TOTAL SHAREHOLDERS’ EQUITY	36,909	37,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$552,927	$540,847

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$5,913	$6,653
Investment securities:
Taxable	709	652
Tax-exempt	212	214
Federal funds sold and interest-earning deposits	2	40
Other	—	26

TOTAL INTEREST INCOME	6,836	7,585

INTEREST EXPENSE
Demand deposits	274	411
Savings	6	12
Time	2,390	3,279
Short-term borrowings	9	183
Long-term borrowings	322	433

TOTAL INTEREST EXPENSE	3,001	4,318

NET INTEREST INCOME	3,835	3,267
PROVISION FOR LOAN LOSSES	1,135	225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,700	3,042

NON-INTEREST INCOME
Service charges on deposits accounts	270	287
Mortgage operations	169	191
Income from brokerage activities	42	76
Increase in cash surrender value of life insurance	71	74
Gain on sale of investments	134	17
Total other-than-temporary impairment loss	(990)	—
Portion of loss recognized in other comprehensive income	958	—

Net impairment loss recognized in earnings	(32)	—
Gain on sale of foreclosed real estate	28	—
Other (Note E)	80	86

TOTAL NON-INTEREST INCOME	762	731

NON-INTEREST EXPENSE
Salaries and employee benefits	1,540	1,356
Occupancy and equipment	368	260
Other outside services	75	83
Data processing	206	206
Office supplies and postage	82	80
Deposit and other insurance	177	93
Professional and other services	109	94
Advertising	115	68
Other (Note E)	143	148

TOTAL NON-INTEREST EXPENSE	2,815	2,388

INCOME BEFORE INCOME TAXES	647	1,385

INCOME TAXES	202	469

NET INCOME	445	916

Dividends on preferred stock	(104)	(104)

Net income available to common shareholders	$341	$812

NET INCOME PER COMMON SHARE
Basic	$.07	$.17

Diluted	$.07	$.16

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net income	$445	$916

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(310)	384
Tax effect	121	(148)
Reclassification of net gains recognized in net income	(102)	(17)
Tax effect	39	7
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(958)	—
Tax effect	369	—

Total other comprehensive income (loss)	(841)	226

COMPREHENSIVE INCOME (LOSS)	$(396)	$1,142

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2008	5,000	$4,819	4,927,828	$14,626	$18,635	$(884)	$37,196

Net income	—	—	—	—	445	—	445

Cummulative effect of accounting method change	—	—	—	—	211	(211)	—

Other comprehensive loss	—	—	—	—	—	(841)	(841)

Stock based compensation	—	—	—	213	—	—	213

Preferred dividends paid	—	—	—	—	(104)	—	(104)

Balance at March 31, 2009	5,000	$4,819	4,927,828	$14,839	$19,187	$(1,936)	$36,909

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Operating Activities
Net income	$445	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238	112
Provision for loan losses	1,135	225
Gain on sale of investment securities available for sale	(134)	(17)
Other-than-temporary impairment charge	32	—
Deferred tax benefit	(529)	142
Gain on sale of loans	(169)	(191)
Origination of loans held for sale	(9,150)	(8,652)
Proceeds from sales of loans held for sale	7,416	7,942
Increase in cash surrender value life insurance	(71)	(74)
Net gain on sale of other real estate owned	(28)	—
Stock based compensation expense	213	6
Changes in assets and liabilities:
(Increase) decrease in other assets	(142)	747
Increase (decrease) in accrued expenses and other liabilities	17	(194)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(727)	962

Investing Activities
Purchases of investment securities available for sale	(8,137)	(11,055)
Maturities and calls of investment securities available for sale	750	25
Principal paydowns on investment securities available for sale	2,263	816
Sales of investment securities available for sale	13,167	11,082
Net increase in loans from originations and principal repayments	(13,296)	(15,575)
Purchase of FHLB stock	(579)	(263)
Purchases of premises and equipment	(56)	(34)
Proceeds from sale of foreclosed real estate	885	—

NET CASH USED BY INVESTING ACTIVITIES	(5,003)	(15,004)

Financing Activities
Net increase in deposits	12,879	16,763
Net increase (decrease) in short-term borrowings	—	9,000
Net increase (decrease) in long-term borrowings	—	(5,000)
Non-cumulative perpetual preferred stock dividends paid	(104)	(104)
Proceeds from stock options exercised	—	762

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,775	21,421

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,045	7,379

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,734	4,611

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,779	$11,990

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2009, loan commitments were as follows (in thousands):

Commitments to extend credit	$38,913
Undisbursed lines of credit	34,928
Standby letters of credit	2,928
Commitments to sell loans held for sale	1,903

NOTE C - PER SHARE DATA

Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month period ended March 31, 2009 there were no options that were antidilutive. For the three month period ended March 31, 2008, there were no options that were antidilutive.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C - PER SHARE DATA (Continued)

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2009	2008
Weighted average number of common shares used in computing basic net income per share	4,927,828	4,896,024

Effect of dilutive stock options	—	40,354

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,927,828	4,936,378

NOTE D - INVESTMENT SECURITIES

As discussed in Note H, the Company elected to early adopt the provisions set forth in FASB Staff Positions FAS 115-2 and 157-4 for the period ended March 31, 2009. The disclosures required upon adoption are provided henceforth in Notes D and G.

The following is a summary of investment securities by major classification at March 31, 2009 and December 31, 2008:

	March 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
Mortgage-backed securities	$43,599	$999	$1,808	$42,790
State and municipal	20,569	—	1,839	18,730
Other	703	—	160	543

Total	$64,871	$999	$3,807	$62,063

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$2,500	$33	$—	$2,533
Mortgage-backed securities	50,066	669	304	50,431
State and municipal	19,293	—	1,686	17,607
Other	703	—	150	553

Total	$72,562	$702	$2,140	$71,124

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

	March 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
Mortgage-backed securities	$3,167	$526	$2,853	$1,282	$6,020	$1,808
State and municipal	15,647	1,269	2,777	570	18,424	1,839
Other	340	160	—	—	340	160

Total temporarily impaired securities	$19,154	$1,955	$5,630	$1,852	$24,784	$3,807

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	6,095	283	576	21	6,671	304
State and municipal	16,690	1,366	917	320	17,607	1,686
Other	350	150	—	—	350	150

Total temporarily impaired securities	$23,135	$1,799	$1,493	$341	$24,628	$2,140

The aggregate amortized cost and fair value of debt securities at March 31, 2009, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)
State and municipal securities:
Due in 1 year through 5 years	$4,511	$4,284
Due after 5 years through 10 years	4,772	4,393
Due after 10 years	11,286	10,053
Other:
Due after 10 years	500	340
Other equity securities	203	203
Mortgage-backed securities	43,599	42,790

Total	$64,871	$62,063

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

Proceeds from sales of investment securities available for sale amounted to $13.2 million and $11.1 million, for the 3 months ended March 31, 2009 and 3 months ended March 31, 2008, respectively. Aggregate gross realized gains (losses) from the sales of investment securities available for sale amounted to $134,000 and $17,000 for the 3 months ended March 31, 2009 and 3 months ended March 31, 2008, respectively. Realized losses from the impairment of private label mortgage backed securities amounted to $32,000 for the 3 months ended March 31, 2009 resulting from increased default rates on underlying collateral payments and credit rating deterioration.

Investment securities with amortized cost of $17.2 million and fair value of $17.0 million at March 31, 2009 were pledged to secure public monies on deposit as required by law.

Debt securities were divided into two groups, those rated investment grade by at least one nationally-recognized rating agencies and those rated below investment grade by all nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at March 31, 2009.

Approximately $2.3 million (based on amortized cost before impairment charges) of our portfolio; 2 mortgage-backed securities and a subordinated debenture (based on amortized value) was rated below investment grade by all nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $1.3 million before recognition of any other-than-temporary impairment charges. Impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure.

The primary assumptions used in this evaluation were:

Prepayments - starting with current refinancing and payoff prepayment vector statistics based on information derived from the trustee. The bond’s prepayment vector anticipates 12 CPR for 6 months and 8 CPR for 6 months and then returning to historical norms of 4 CPR to maturity

Loss severity - held constant at 40% of the then-current depreciated housing price at estimated foreclosure date. Loss severity includes estimated holding and disposal expenses.

Default rate - The model takes the consumer default rate from the mortgage backed bonds 3 month average of 4 to 8 over the next 24 months and down to 5 through maturity.

Discount rates - estimated cash flows were discounted at rates that range from 5.50% to 6.00% based on our purchase yields.

We also use an adjusted loan to value ratio as part of our evaluation of whether the unrealized losses on these securities are temporary or other-than-temporary. The adjusted loan to value ratio is based on the original loan to value ratio inherent in the security, adjusted for changes in housing prices, prepayment speeds, default rates and credit enhancements. A higher adjusted loan to value ratio indicates a greater likelihood that projected cash flows may result in losses. A shortfall between our current amortized cost and the present value of expected cash flows we are likely to collect, based on all available information, is referred to as the credit loss. Credit loss is the amount recognized in net income.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The evaluation of previously recognized other-than-temporary impairment at December 31, 2008 was $490,000. In accordance with the provision set forth in FSP FAS 115-2 of the other-than-temporary impairment charge recognized in 2008, $343,000 was determined to relate to other non-credit-related factors in the market place. This resulted in an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income in the amount of $211,000, net of tax effect.

Based on our evaluation, two securities were identified with other-than-temporary impairment at March 31, 2009. Unrealized losses totaled $990,000 and estimated credit losses totaled $32,000 on these securities. Estimated credit losses were charged against earnings for the first quarter of 2009. The difference between total unrealized losses and estimated credit losses on these securities was charged against equity, net of deferred taxes.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(Amounts in thousands)
Balance of credit losses on debt securities at the beginning of the current period	$147

Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	32

Balance of credit losses on debt securities at the end of the current period	$179

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented (Dollars in thousands):

	At March 31, 2009		At December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$378,712	84.64%	$365,151	84.00%
Commercial and industrial loans	63,722	14.24%	63,239	14.55%
Loans to individuals	5,023	1.12%	6,306	1.45%

Subtotal	447,457	100.00%	434,696	100.00%

Net deferred loan fees	(68)		(34)

Loans	$447,389		$434,662

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$5,632	$4,462

Provision charged to operations	1,135	225

Charge-offs	(576)	(44)
Recoveries	7	7

Net charge-offs	(569)	(37)

Balance at end of period	$6,198	$4,650

The following is a summary of nonperforming assets for the periods ended as presented:

	March 31, 2009	December 31, 2008
	(In thousands)
Nonaccrual loans	$7,676	$3,123
Foreclosed real estate	833	1,655

Total	$8,509	$4,778

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Debit card income	$51	$47
ATM interchange income	2	2
Safe deposit rent	3	3
Check upcharge	6	5
Income from rental property	7	10
Other	11	19

Total	$80	$86

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE (Continued)

The major components of other non-interest expense are as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Travel	$20	$13
Contributions	1	18
Director fees	36	31
Dues and memberships	7	4
Credit reports and filing fees	5	5
Franchise tax	21	22
Appraisals	9	4
Deposit charge offs	2	12
Loan collection expense	13	17
CDARS expense	21	2
Filing and recording fees	6	—
Other	2	20

Total	$143	$148

NOTE G - FAIR VALUE MEASUREMENTS

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENTS (Continued)

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of Loans,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2009, the Bank identified $7.3 million in impaired loans. Of these impaired loans, $6.3 million were identified to have impairment of $977 thousand. The determination of impairment was based on the estimated fair market value of collateral for each loan determined through the use of appraisals and subjected to further discounts by management, which is considered to be a Level 3 input.

Foreclosed Real Estate

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2009 (Dollars in thousands):

Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:

Mortgage backed securities	$42,790	$—	$42,187	$603
State and municipal securities	18,730	—	18,730	—
Other	340	—	—	340
Other-equity securities	203	—	203	—

	62,063	—	61,120	943

Impaired loans	5,372	—	—	5,372
Foreclosed real estate	833	—	—	833

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENTS (Continued)

The table below presents the balances of assets and liabilities measured at fair value, as of December 31, 2008 (Dollars in thousands).

		Fair Value Measurements at December 31, 2008, Using
Description	Assets/Liabilities Measured at Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Inputs (Level 3)
Available-for-sale securities	$71,124	$—	$68,349	$2,775

Impaired loans	2,821	—	—	2,821
Foreclosed real estate	1,608	—	—	1,608

The table below presents reconciliation for the period of January 1, 2009 to March 31, 2009 for all level 3 assets that are measured at fair value on a recurring basis. There were no assets valued under Level 3 on a recurring basis at March 31, 2008.

Available-for-sale securities
(Dollars in thousands)
Beginning Balance January 1, 2009	$2,775
Total realized and unrealized gains or losses:
Included in earnings	(32)
Included in other comprehensive income	(241)
Purchases, issuances and settlements	(131)
Transfers in (out) of Level 3	(1,428)

Ending Balance March 31, 2009	$943

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) on January 1, 2009, had no affect on the Company’s consolidated financial statements.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 160 in the first quarter 2009. The adoption of SFAS No. 160 on January 1, 2009, had no affect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company adopted the provisions of SFAS No. 161 in the first quarter 2009. The adoption of SFAS No. 161 on January 1, 2009, had no affect on the Company’s consolidated financial statements.

In May 2008, The FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 1 62 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the initial application of SFAS No. 162 will not have an impact on our financial statements.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1) requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. Early adoption for interim and annual period ending after March 15, 2009 is permitted. The Company will adopt FSP FAS 107-1 as of June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated statement of operations and balance sheet.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP FAS 115-2) amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS 115-2 replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not the holder will not be required to sell the impaired security prior to recovery. The full impairment loss is recognized in earnings if the holder is unable to make these assertions. Otherwise, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Both the full impairment and credit loss portion are presented on the face of the statement of operations. FSP FAS 115-2 also requires additional disclosure in interim periods. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The Company elected to early adopt the provisions set forth in FSP FAS 115-2 and FAS 124-2, which resulted in an adjustment to opening retained earnings in the amount of $211,000 representing the portion of other-than-temporary impairment loss recognized for the year-ended December 31, 2008 that was not credit related. Additionally, the adoption of FSP FAS 115-2 reduced the loss recognized in earnings on debt securities determined to be other-than-temporary impairment by $958,000 for the three month period ended March 31, 2009.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. As a result of early adopting FSP FAS 115-2, the Company adopted FSP FAS 157-4 as of March 31, 2009. It did not have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE I - SUBSEQUENT EVENTS

On May 1, 2009, the Federal Deposit Insurance Corporation (FDIC) created a bridge bank to takeover the operations of Silverton Bank, National Association (Silverton) after the bank was closed on the same day by the Office of the Comptroller of the Currency (OCC). The Company currently has an investment in Silverton of approximately $127,000. Management has deemed this amount to be immaterial to the financial statements for the quarter ended March 31, 2009. Given this recent information, the Company intends to recognize an impairment loss on the entire investment for the quarter ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Report and its exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the SEC’s Internet website at www.sec.gov or through our Internet website at www.midcarolinabank.com. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to, (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and capital markets and the banking industry in general, (b) the financial success or changing strategies of our customers, actions of government regulators, the level of market interest rates, and changes in general economic conditions and real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral). Although we believe that the expectations reflected in the forward-looking statements are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or. achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend, to update these forward-looking statements.

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced:

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

Financial Condition at March 31, 2009 and December 31, 2008

During the three-month period ending March 31, 2009, our total assets increased by $12.1 million to $552.9 million from $540.8 million at December 31, 2008. At March 31, 2009, loans totaled $447.4 million, an increase of $12.7 million, or 2.93%, for the three months. Our loan portfolio experienced increases in real estate and commercial loans in the amount of $13.6 million and $483,000 respectively. Consumer loans decreased by $1.3 million to $5.0 million. Federal funds sold and interest-earning deposits increased by $7.1 million, to $21.2 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities and loans held for sale decreased by $113,000 during the three months, to $86.7 million or 15.69% of total assets at March 31, 2009 versus $86.9 million, or 16.05% of total assets, at December 31, 2008. At March 31, 2009, investment securities available for sale totaled $62.1 million, a decrease of $9.1 million, or 12.74% compared to December 31, 2008.

Deposits continue to be our primary funding source. At March 31, 2009, deposits totaled $480.8 million, an increase of $12.9 million, or 2.75%, from year-end 2008. Included in the deposit balances are $118.7 million of brokered certificates of deposit, a decrease of $4.7 million, or 3.83%, from year-end. We also utilize borrowings from the FHLB and Federal Reserve Bank (“FRB”) to support balance sheet management and growth. Borrowings from the FHLB remained unchanged with a balance of $25 million at March 31, 2009 and year-end 2008. We had no outstanding balances with the FRB at March 31, 2009 or December 31, 2008.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2009, our shareholders’ equity totaled $36.9 million, a decrease of $286,000 from the December 31, 2008 balance. The decrease resulted from an accumulated other comprehensive loss increase in the amount of $1.1 million for the three-month period ended March 31, 2009, off set by net income available to common shareholders of $341,000 for the three month period. Accumulated other comprehensive loss in the amount of $1.1 million for the three-month period ended March 31, 2009 resulted from the illiquid securities markets affecting the Company’s unrealized loss on available-for-sale Municipal securities portfolio and a $211,000 increase to retained earnings from the early adoption of FSP FAS 115-2.

Comparison of Results of Operations for the

Three Months Ended March 31, 2009 and 2008

Net Income. Our net income available for common shareholders for the three months ended March 31, 2009 was $341,000, a decrease of $471,000, or 58.00%, from net income available to common shareholders of $812,000 for the same three-month period in 2008. Net income per diluted share of $0.07 for the three month period ended March 31, 2009 decreased $0.09 when compared to the prior period. We have experienced strong balance sheet growth, with total assets averaging $545.6 million during the current three-month period compared to $480.2 million in the comparative prior year period, an increase of 13.61%. Our interest rate spread and net yield on average interest-earning assets increased 29 basis points and 15 basis points respectively. Net interest income increased $568,000, non-interest income for the quarter ended March 31, 2009 increased in the amount of $31,000, the provision for loan losses increased $1.3 million, and non-interest expenses increased $427,000 for the comparative period.

Net Interest Income. Net interest income increased by $568,000, or 17.39%, to $3.8 million for the three months ended March 31, 2009. Our total interest income benefited from growth in the level of average earning assets offset by a decrease in asset yields caused by decreases in interest rates charged on loans. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the first quarter of 2009 increased $62.6 million, or 13.62%, as compared with the same period in 2008. Our average yield on total interest-earning assets decreased by 125 basis points from 6.56% to 5.31%. Our average total interest-bearing liabilities increased by $51.3 million, or 12.45%. Our average cost of total interest-bearing liabilities decreased 154 basis points from 4.17% to 2.63%. Our markets are extremely competitive for deposits. For the three months ended March 31, 2009, our net interest spread was 2.68% and our net interest margin was 2.98%. For the three months ended March 31, 2008, our net interest rate spread was 2.39% and our net interest margin was 2.83%.

Provision for Loan Losses. Based on the uncertainty of the local and national economy, trends in the level of delinquent and classified loans as well as the over all growth of the loan portfolio, the Bank made a $1.3 million provision for loan losses during the three months ended March 31, 2009. A $225,000 provision was made for loan losses during the three months ended March 31, 2008. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management. Loan charge-offs of $576,000 during the three months ended March 31, 2009 were offset by recoveries of previously charged-off loans of $7,000. At March 31, 2009, we had non-accrual loans in the amount of $7.7 million of which $2.2 million is related to a commercial credit relationship with one borrower, while the allowance for loan losses increased $566,000 from December 31, 2008, to $6.2 million, or 1.38% of total loans. At March 31, 2008, we had non-accrual loans in the amount of $649,000, while the allowance for loan losses increased $188,000 from December 31, 2007 to $4.7 million, or 1.20% of total loans. The Bank holds secured positions in these non-accrual loans. At December 31, 2008, the Bank had non-accrual loans in the amount of $3.1 million, while the allowance for loan losses stood at $5.6 million, or 1.29% of total loans.

Non-Interest Income. For the first quarter of 2009, non-interest income increased $31,000, or 4.24%, to $762,000 from $731,000 for the same period the prior year. Changes for the three months ended March 31, 2009 include a decrease of $17,000 in service charges and fees on deposits, an increase of $117,000 in gain on sale of investments, an increase of $28,000 in gain on sale of other real estate, a decrease in cash value of life insurance of $3,000, a decrease in mortgage brokerage activities of $22,000, a decrease in income from brokerage services of $34,000, net impairment losses on securities of $32,000 and a decrease in all other non-interest income of $6,000.

Non-Interest Expense. For the first quarter of 2009, non-interest expense increased $427,000, or 17.88%, to $2.8 million from $2.4 million for the same period the prior year. Changes for the three months ended March 31, 2009 include an increase of $184,000 in salaries and employee benefits, all of which is attributable to stock option valuation expense, an increase of $108,000 due to the increase in lease expense from the relocation of our Green Valley office in Greensboro, NC, a decrease in other outside service expense of $8,000, no change in data processing expense, an increase in deposit and other insurance expense of $84,000 primarily related to increases in FDIC premiums, an increase in professional and other services of $15,000, an increase in advertising expense of $47,000 reflecting increased activity in advertising campaigns and a decrease in all other non-interest expense of $5,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 31.52% and 33.86%, respectively, for the three months ended March 31, 2009 and 2008.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; investments available for sale; loan repayments; loan sales; deposits; and borrowings from the FHLB and FRB and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

We have maintained an adequate position of liquidity in the form of cash, interest-bearing bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $86.7 million at March 31, 2009 compared to $86.9 million at December 31, 2008. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $166 million from the FHLB, subject to collateral constraints, with $25.0 million outstanding at March 31, 2009 and at December 31, 2008. All borrowings with FHLB must be adequately collateralized. We also have the ability to borrow up to $81.6 million from the FRB, subject to collateral constraints. We had no borrowings outstanding with the FRB at March 31, 2009 or December 31, 2008. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2009, the Company’s average equity to average asset ratio was 6.85%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s tier I risk-based capital ratio at March 31, 2009 was 11.14%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4 (T).	Controls and Procedures

MidCarolina Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures where effective, as of March 31, 2009, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In conjunction with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended March 31, 2009, and that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed in the Company’s Report on Form 10-K for the twelve month period ended December 31, 2008, on July 22, 2008, the Company and the Bank filed a civil action in the Superior Court of Alamance County, North Carolina, against their former President and Chief Executive Officer whose employment terminated during August 2007. The lawsuit alleges claims (which involve amounts that are not material to the Company’s financial condition or results of operations) for fraud and misrepresentation, conversion of funds and breach of fiduciary duty as a director and officer. On July 24, 2008, the former officer filed a claim for arbitration pursuant to his employment agreement with the Bank, disputing that there was cause for the termination of his employment and seeking to be paid additional salary and benefits under the agreement and other compensatory agreements between him and the Bank. The Bank will vigorously defend its position that the former officer was discharged for cause and is not entitled to any additional compensation or benefits, and that he is obligated to repay the Bank for certain personal expenses and excesses incurred while he served as an officer.

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

MIDCAROLINA FINANCIAL CORPORATION

Date:	May 14, 2009	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date:	May 14, 2009	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer

Exhibit Index

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32	Section 1350 Certifications (filed herewith)