Form 10-Q
period 2009-06-30
MIDCAROLINA FINANCIAL CORP
filed 2009-08-13
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 1, 2009, the registrant had outstanding 4,927,828 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008(*)
	(Dollars in thousands except Share data)
ASSETS

Cash and due from banks	$1,628	$1,694
Federal funds sold and interest-earning deposits	12,888	14,040
Investment securities:
Available for sale	69,969	71,124
Loans held for sale	1,429	—
Loans	442,202	434,662
Allowance for loan losses	(6,482)	(5,632)

NET LOANS	435,720	429,030
Investment in stock of Federal Home Loan Bank of Atlanta	2,323	1,969
Investment in life insurance	8,036	7,893
Premises and equipment, net	7,249	7,455
Other assets	9,770	7,642

TOTAL ASSETS	$549,012	$540,847

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing demand deposits	$44,323	$43,104
Interest-bearing demand deposits	110,184	78,309
Savings	6,701	5,784
Time	314,537	340,751

TOTAL DEPOSITS	475,745	467,948

Long-term borrowings	33,764	33,764
Accrued expenses and other liabilities	920	1,939

TOTAL LIABILITIES	510,429	503,651

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,927,828 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	14,882	14,626
Retained earnings	19,796	18,635
Accumulated other comprehensive loss	(914)	(884)

TOTAL SHAREHOLDERS’ EQUITY	38,583	37,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$549,012	$540,847

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$6,082	$6,305	$11,995	$12,958
Investment securities:
Taxable	558	653	1,267	1,305
Tax-exempt	302	209	514	423
Federal funds sold and interest-earning deposits	2	38	4	78
Other	—	86	—	112

TOTAL INTEREST INCOME	6,944	7,291	13,780	14,876

INTEREST EXPENSE
Demand deposits	358	294	632	705
Savings	4	6	10	18
Time	2,009	3,125	4,399	6,404
Short-term borrowings	6	37	15	220
Long-term borrowings	314	353	636	786

TOTAL INTEREST EXPENSE	2,691	3,815	5,692	8,133

NET INTEREST INCOME	4,253	3,476	8,088	6,743

PROVISION FOR LOAN LOSSES	800	225	1,935	450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,453	3,251	6,153	6,293

NON-INTEREST INCOME
Service charges on deposits accounts	219	285	489	572
Mortgage operations	252	204	421	395
Income from brokerage activities	62	94	104	170
Increase in cash surrender value of life insurance	71	76	142	150
Gain on sale of available for sale investments	52	10	186	27
Impairment on nonmarketable investments	(126)	—	(126)	—
Total other-than-temporary impairment loss	(810)	—	(1,065)	—
Portion of loss recognized in other comprehensive income	766	—	989	—

Net impairment loss recognized in earnings	(44)	—	(76)	—
Gain (loss) on sale of foreclosed real estate	(24)	—	4	—
Other (Note F)	98	87	178	173

TOTAL NON-INTEREST INCOME	560	756	1,322	1,487

NON-INTEREST EXPENSE
Salaries and employee benefits	1,436	1,358	2,976	2,714
Occupancy and equipment	423	287	791	547
Other outside services	96	79	171	162
Data processing	205	190	411	396
Office supplies and postage	81	89	163	169
Deposit and other insurance	297	96	474	189
Professional and other services	261	77	370	171
Advertising	97	102	212	170
Other (Note F)	219	160	362	308

TOTAL NON-INTEREST EXPENSE	3,115	2,438	5,930	4,826

INCOME BEFORE INCOME TAXES	898	1,569	1,545	2,954

INCOME TAXES	185	503	387	972

NET INCOME	713	1,066	1,158	1,982
Dividends on preferred stock	104	104	208	208

Net income available to common shareholders	$609	$962	$950	$1,774

NET INCOME PER COMMON SHARE
Basic	$.12	$.20	$.19	$.36

Diluted	$.12	$.19	$.19	$.36

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net income	$713	$1,066	$1,158	$1,982

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	2,394	(1,312)	1,350	(927)
Tax effect	(896)	506	(493)	357
Reclassification of net (gains) losses recognized in net income	(52)	(10)	(186)	(27)
Tax effect	20	4	72	10
Reclassification of impairment loss recognized in net income	44	—	76	—
Tax effect	(17)	—	(30)	—
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(766)	—	(989)	—
Tax effect	295	—	381	—

Total other comprehensive income (loss)	1,022	(812)	181	(587)

COMPREHENSIVE INCOME	$1,735	$254	$1,339	$1,395

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated other	Total
	Preferred stock		Common stock		Retained	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	earnings	loss	equity
	(Amounts in thousands, except share data)

Balance at December 31, 2008	5,000	$4,819	4,927,828	$14,626	$18,635	$(884)	$37,196
Net income	—	—	—	—	1,158	—	1,158
Cummulative effect of accounting method change	—	—	—	—	211	(211)	—
Other comprehensive income	—	—	—	—	—	181	181
Stock based compensation	—	—	—	256	—	—	256
Preferred dividends paid	—	—	—	—	(208)	—	(208)

Balance at June 30, 2009	5,000	$4,819	4,927,828	$14,882	$19,796	$(914)	$38,583

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Operating Activities
Net income	$1,158	$1,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343	240
Provision for loan losses	1,935	450
Gain on sale of available for sale investments	(186)	(27)
Impairment on nonmarketable investment	126	—
Other-than-temporary impairment on available for sale securities	76	—
Deferred tax expense (benefit)	676	(368)
Gain on sale of loans	(421)	(395)
Origination of loans held for sale	(23,354)	(14,942)
Proceeds from sales of loans held for sale	22,346	15,381
Increase in cash surrender value life insurance	(142)	(150)
Net gain on sale of other real estate owned	(4)	—
Stock based compensation expense	256	6
Changes in assets and liabilities:
(Increase) decrease in other assets	(372)	405
Increase (decrease) in accrued expenses and other liabilities	(2,371)	(271)

NET CASH PROVIDED BY OPERATING ACTIVITIES	66	2,311

Investing Activities
Purchases of investment securities available for sale	(21,600)	(33,797)
Maturities and calls of investment securities available for sale	750	25
Principal paydowns on investment securities available for sale	5,203	1,946
Sales of investment securities available for sale	17,592	30,164
Net increase in loans from originations and principal repayments	(11,274)	(35,372)
(Purchase) redemption of FHLB stock	(354)	997
Purchases of premises and equipment	(80)	(199)
Proceeds from sale of foreclosed real estate	890	—

NET CASH USED BY INVESTING ACTIVITIES	(8,873)	(36,236)

Financing Activities
Net increase in deposits	7,797	64,775
Net increase (decrease) in short-term borrowings	—	(14,000)
Net increase (decrease) in long-term borrowings	—	(5,000)
Non-cumulative perpetual preferred stock dividends paid	(208)	(208)
Proceeds from stock options exercised	—	762
Tax benefit from exercise of stock options	—	498

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,589	46,827

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,218)	12,902
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,734	4,611

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,516	$17,513

Supplemental disclosure of cash flow information
Cash paid for interest	$5,733	$8,260
Foreclosed loans transferred to other real estate	2,649	134

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2009 and for the three month and six month periods ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Subsequent events have been evaluated through August 13, 2009, which is the date of financial statement issuance.

NOTE B – COMMITMENTS

At June 30, 2009, loan commitments were as follows (in thousands):

Commitments to extend credit	$11,121
Undisbursed lines of credit	35,001
Standby letters of credit	2,719
Commitments to sell loans held for sale	1,429

NOTE C – PER SHARE DATA

Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month period ended June 30, 2009 there were 264,949 options that were antidilutive. For the six month period ended June 30, 2009 there were 252,570 options that were antidilutive. For the three month period ended June 30, 2008 there were 148,241 options that were antidilutive. For the six month period ended June 30, 2008 there were 8,973 options that were antidilutive.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C – PER SHARE DATA (Continued)

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of shares used in computing basic net income per share	4,927,828	4,919,251	4,927,828	4,907,637

Effect of dilutive stock options	3,951	25,250	1,528	33,327

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,931,779	4,944,501	4,929,356	4,940,964

NOTE D – INVESTMENT SECURITIES

As discussed in Note I, the Company has adopted the provisions set forth in FASB Staff Positions FAS 115-2 and 157-4. The disclosures required upon adoption are provided henceforth in Notes D and G.

The following is a summary of investment securities by major classification at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
Mortgage-backed securities	$27,834	$1,000	$—	$28,834
Collateralized mortgage obligations	9,857	14	949	8,922
State and municipal	33,266	80	1,453	31,893
Other	500	—	180	320

Total	$71,457	$1,094	$2,582	$69,969

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$2,500	$33	$—	$2,533
Mortgage-backed securities	41,742	669	15	42,396
Collateralized mortgage obligation	8,324	—	289	8,035
State and municipal	19,293	—	1,686	17,607
Other	703	—	150	553

Total	$72,562	$702	$2,140	$71,124

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008. Except as noted in the table below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Available for sale – Temporary Impairment
Mortgage-backed securities	$2,859	$—	$—	$—	$2,859	$—
Collateralized mortgage obligations	—	—	2,864	166	2,864	166
State and municipal	9,847	180	14,032	1,273	23,879	1,453
Other	—	—	320	180	320	180

Total	$12,706	$180	$17,216	$1,619	$29,922	$1,799

Available for sale – Other Than Temporary Impairment
Collateralized mortgage obligations	$1,037	$449	$667	$334	$1,704	$783

Total	$1,037	$449	$667	$334	$1,704	$783

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	287	8	287	8
Collateralized mortgage obligation	6,095	283	289	13	6,384	296
State and municipal	16,690	1,366	917	320	17,607	1,686
Other	350	150	—	—	350	150

Total temporarily impaired securities	$23,135	$1,799	$1,493	$341	$24,628	$2,140

The aggregate amortized cost and fair value of debt securities at June 30, 2009, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)
State and municipal securities:
Due in 1 year through 5 years	$—	$—
Due after 5 years through 10 years	14,759	14,373
Due after 10 years	18,507	17,520
Other:
Due after 10 years	500	320
Collateralized mortgage obligation	9,857	8,922
Mortgage-backed securities	27,834	28,834

Total	$71,457	$69,969

Proceeds from sales of investment securities available for sale amounted to $17.6 million and $30.2 million, for the six months ended June 30, 2009 and June 30, 2008, respectively. Aggregate gross realized gains (losses) from the sales of investment securities available for sale amounted to $186,000 and $27,000 for the six months ended June 30, 2009 and June 30, 2008, respectively. Realized losses from the charge off of an equity investment amounted to $126,000 for the six months ended June 30, 2009. Realized losses from the impairment of private label mortgage backed securities amounted to $76,000 for the six months ended June 30, 2009 resulting from increased default rates on underlying collateral payments and credit rating deterioration.

Investment securities with amortized cost of $17.4 million and fair value of $17.6 million at June 30, 2009 were pledged to secure public monies on deposit as required by law.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

Debt securities were divided into two groups, those rated investment grade by at least one nationally-recognized rating agencies and those rated below investment grade by all nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at June 30, 2009.

Approximately $3.0 million (based on amortized cost before impairment charges) of our portfolio; two private label mortgage-backed securities and one subordinated debenture (based on amortized value) was rated below investment grade by all nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $1.2 million before recognition of any other-than-temporary impairment charges. Impairment of securities rated below investment grade were evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure.

The primary assumptions used in this evaluation were:

Prepayments – starting with current refinancing and payoff prepayment vector statistics based on information derived from the trustee. The bonds’ prepayment vectors anticipates 12- 15 VPR for 3-6 months and 8-10 VPR for 6 months and then returning to historical norms of 4-5 VPR to maturity

Loss severity – 35% – 40% – the estimated lifetime foreclosure rates. Loss severity includes estimated holding and disposal expenses.

Default rate – The model takes the consumer default rate from the mortgage backed bonds 2 month average of 5 to 13 over the next 24 months and down to 3.3 through maturity.

Discount rates – estimated cash flows were discounted at rates that range from 5.50% to 6.00% based on our purchase yields.

The evaluation uses an adjusted loan to value ratio as part of our evaluation of whether the unrealized losses on these securities are temporary or other-than-temporary. The adjusted loan to value ratio is based on the original loan to value ratio inherent in the security, adjusted for changes in housing prices, prepayment speeds, default rates and credit enhancements. A higher adjusted loan to value ratio indicates a greater likelihood that projected cash flows may result in losses. A shortfall between our current amortized cost and the present value of expected cash flows we are likely to collect, based on all available information, is referred to as the credit loss, which is the amount recognized in net income.

The evaluation of previously recognized other-than-temparary impairment at December 31, 2008 was $490,000. In accordance with the provision set forth in FSP FAS 115-2 of the other-than-temporary impairment charge recognized in 2008, $343,000 was determined to relate to other non-credit-related factors in the market place. This resulted in an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income in the amount of $211,000, net of tax effect.

Based on our evaluation, two securities were identified with other-than-temporary impairment at June 30, 2009. For the first six months of 2009 total other than temporary impairment losses totaled $1.1 million and of this amount estimated credit losses totaled $76,000 on these securities, which were charged against earnings. The difference between total unrealized losses and estimated credit losses on these securities was charged against accumulated other comprehensive income, net of deferred taxes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(Amounts in thousands)
Balance of credit losses on debt securities at the beginning of the period	$32	$—

Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	44	76

Balance of credit losses on debt securities at the end of the current period	$76	$76

At June 30, 2009, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $2.3 million. On March 25, 2009 and May 8, 2009, FHLB announced that it would not pay a dividend for the fourth quarter of 2008 or first quarter of 2009, respectively, reflecting a conservative financial management approach in light of continued volatility in the financial markets. On February 27, 2009, FHLB announced that it would increase the Subclass B1 membership stock requirement cap from $25 million to $26 million and approve excess activity-based stock repurchases on a quarterly review cycle instead of daily in order to facilitate capital management. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2009 or December 31, 2008. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

NOTE E – LOANS

Following is a summary of loans at each of the balance sheet dates presented (Dollars in thousands):

	At June 30, 2009		At December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)

Real estate loans	$373,925	84.54%	$365,151	84.00%
Commercial and industrial loans	63,493	14.37%	63,239	14.55%
Loans to individuals	4,841	1.09%	6,306	1.45%

Subtotal	442,259	100.00%	434,696	100.00%

Net deferred loan fees	(57)		(34)

Loans	$442,202		$434,662

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E – LOANS (Continued)

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$6,198	$4,650	$5,632	$4,462

Provision charged to operations	800	225	1,935	450

Charge-offs	(693)	(70)	(1,269)	(114)
Recoveries	177	19	184	26

Net (charge-offs) recoveries	(516)	(51)	(1,085)	(88)

Balance at end of period	$6,482	$4,824	$6,482	$4,824

The following is a summary of nonperforming assets for the periods ended as presented:

	June 30, 2009	December 31, 2008
	(In thousands)
Nonaccrual loans	$3,591	$3,123
Foreclosed assets	3,413	1,655

Total	$7,004	$4,778

NOTE F – NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Debit card income	$60	$56	$111	$103
ATM interchange income	2	2	4	4
Safe deposit rent	4	3	7	6
Check upcharge	7	4	13	9
Income from rental property	6	11	13	21
Other	19	11	30	30

Total	$98	$87	$178	$173

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F – NON-INTEREST INCOME AND NON-INTEREST EXPENSE (Continued)

The major components of other non-interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Travel	$19	$25	$39	$38
Contributions	21	1	22	19
Director fees	54	33	90	64
Dues and memberships	5	5	12	9
Credit reports and filing fees	4	3	9	8
Franchise tax	30	46	51	68
Appraisals	7	11	16	15
Deposit charge offs	15	6	17	18
Loan collection expense	29	3	42	20
CDARS expense	22	10	43	12
Filing and recording fees	7	8	13	8
Other	6	9	8	29

Total	$219	$160	$362	$308

NOTE G – FAIR VALUE MEASUREMENTS

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale and other certain assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting write-downs of individual assets.

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G – FAIR VALUE MEASUREMENTS (Continued)

Securities classified as Level 3 include asset-backed securities, private label collateralized mortgage obligations and corporate debt securities in less liquid markets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subject to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of Loans (“SFAS No. 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2009, the Bank identified $4.6 million in impaired loans. Of these impaired loans, $3.3 million were identified to have impairment of $507 thousand. The determination of impairment was based on the estimated fair market value of collateral for each loan determined through the use of appraisals and subjected to further discounts by management, which is considered to be a Level 3 input.

Foreclosed Real Estate

Foreclosed assets are adjusted to fair value less estimated costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of June 30, 2009 (Dollars in thousands):

Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities:
Mortgage backed securities	$28,834	$—	$28,834	$—
Collateralized mortgage obligations	8,922		7,218	1,704
State and municipal securities	31,893	—	31,893	—
Other	320	—	—	320

	69,969	—	67,945	2,024

Impaired loans	2,790	—	—	2,790
Foreclosed real estate	3,371	—	3,371	—

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G – FAIR VALUE MEASUREMENTS (Continued)

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

The table below presents reconciliation for the period of December 31, 2008 to June 30, 2009 for all level 3 assets that are measured at fair value on a recurring basis. There were no assets valued under Level 3 on a recurring basis at June 30, 2008.

Available-for-sale securities
(Dollars in thousands)

Beginning Balance December 31, 2008	$2,775
Total realized and unrealized gains or losses:
Included in earnings	(76)
Included in other comprehensive income	(517)
Purchases, issuances and settlements	(158)
Transfers in (out) of Level 3	—

Ending Balance June 30, 2009	$2,024

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note I, the Company has adopted the provisions set forth in FASB Staff Position 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”), requiring a company to disclose on an interim and annual basis the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008, respectively.

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

Investment Securities

Fair value for investment securities is based on quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions.

Loans Held for Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 2%, were subtracted to reflect the illiquid and distressed conditions at June 30, 2009. There was no application of market and liquidity discounts reflected at December 31, 2008.

Investment in Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Deposits, Short-term Borrowings and Long-term Debt

Deposits and short-term borrowings without a stated maturity, or insignificant term to maturity, including demand, interest bearing demand, savings accounts and FHLB borrowings are reported at their carrying value in accordance with SFAS No. 107. No value has been assigned to the franchise value of deposits. For other types of deposits and long-term debt, with fixed rates and longer maturities is estimated based upon the discounted value of projected future cash outflows using the rates currently offered for instruments of similar remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and accrued interest payable are assumed to approximate fair values.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note B, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008:

	Carrying Value	Estimated Fair Value
	(Amounts in thousands)

As of June 30, 2009
Financial assets:
Cash and cash equivalents	$14,516	$14,516
Investment securities available for sale	69,969	69,969
Loans held for sale	1,429	1,429
Loans, net of allowance	435,720	428,429
Federal Home Loan Bank stock	2,323	2,323
Investment in life insurance	8,306	8,306
Accrued interest receivable	2,082	2,082
Financial liabilities:
Deposits	$475,745	$472,503
Short-term borrowings	—	—
Long-term debt	33,674	34,113
Accrued interest payable	577	577
As of December 31, 2008
Financial assets:
Cash and cash equivalents	$15,734	$15,734
Investment securities available for sale	71,124	71,124
Loans held for sale	—	—
Loans, net of allowance	429,030	430,502
Federal Home Loan Bank stock	1,969	1,969
Investment in life insurance	7,893	7,893
Accrued interest receivable	2,108	2,108
Financial liabilities:
Deposits	$467,948	$472,000
Short-term borrowings	—	—
Long-term debt	33,764	34,244
Accrued interest payable	626	626

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”), which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 160 in the first quarter 2009. The adoption of SFAS No. 160 on January 1, 2009, had no affect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract,

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company adopted the provisions of SFAS No. 161 in the first quarter 2009. The adoption of SFAS No. 161 on January 1, 2009, had no affect on the Company’s consolidated financial statements.

In May 2008, The FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the initial application of SFAS No. 162 will not have an impact on our financial statements.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”) requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. Early adoption for interim and annual period ending after March 15, 2009 is permitted.

The Company adopted FSP FAS 107-1 as of June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not materially affect the Company’s consolidated statement of operations and balance sheet.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2”) amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS 115-2 replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not the holder will not be required to sell the impaired security prior to recovery. The full impairment loss is recognized in earnings if the holder is unable to make these assertions. Otherwise, the credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income. Both the full impairment and credit loss portion are presented on the face of the statement of operations. FSP FAS 115-2 also requires additional disclosure in interim periods. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted.

The Company elected to early adopt the provisions set forth in FSP FAS 115-2 and FAS 124-2, which resulted in an adjustment to opening retained earnings in the amount of $211,000 representing the portion of other-than-temporary impairment loss recognized for the year-ended December 31, 2008 that was not credit related. Additionally, the adoption of FSP FAS 115-2 reduced the loss recognized in earnings on debt securities determined to be other-than-temporary impairment by $989,000 for the six month period ended June 30, 2009.

FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”) provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. As a result of early adopting FSP FAS 115-2, the Company adopted FSP FAS 157-4 as of March 31, 2009. It did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”), which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The statement was effective and adopted for the period ended June 30, 2009.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 makes several significant amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140. SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The provisions of SFAS No. 166 are effective for financial asset transfers occurring after December 31, 2009. The adoption of the provisions of SFAS No. 166 is not expected to have a material impact on the Company’s statements of operations and condition.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) (“SFAS No. 167”). SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary benefit of a VIE is an enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. The provisions of the SFAS No. 167 are effective for the Company on January 1, 2010. The adoption of the provisions of SFAS No. 167 is not expected to have a material impact on the Company’s statements of operations and condition.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FSAB Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The provisions of SFAS No. 168 are effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change GAAP, the adoption of the provisions of SFAS No. 168 is not expected to have a material impact on the Company’s statements of operations and condition.

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

On April 1, 2009 the FDIC voted to amend the restoration of the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 5 basis points, implementing changes to the risk- based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 5 basis point special assessment on the industry will be as of June 30, 2009, payable September 30, 2009. As a result of the special assessment and increased regular assessments the Company projects it will experience an increase in FDIC assessment by approximately $470,000 from 2008 to 2009. The 5 basis point special assessment represents $250,000 of this increase.

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

Financial Condition at June 30, 2009 and December 31, 2008

During the six-month period ending June 30, 2009, our total assets increased by $8.2 million to $549.0 million from $540.8 million at December 31, 2008. At June 30, 2009, loans totaled $442.2 million, an increase of $7.5 million, or 1.73%, for the six months. Our loan portfolio experienced increases in real estate and commercial loans in the amount of $8.8 million and $254,000 respectively. Consumer loans decreased by $1.6 million to $4.8 million. Federal funds sold and interest-earning deposits decreased by $1.2 million, to $12.9 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities available for sale and loans held for sale decreased by $944,000 during the six months, to $86.0 million or 15.66% of total assets at June 30, 2009 versus $86.9 million, or 16.05% of total assets, at December 31, 2008. At June 30, 2009, investment securities available for sale totaled $70.0 million, a decrease of $1.1 million, or 1.62% compared to December 31, 2008.

Deposits continue to be our primary funding source. At June 30, 2009, deposits totaled $475.7 million, an increase of $7.8 million, or 1.67%, from year-end 2008. Included in the deposit balances are $119.7 million of brokered certificates of deposit, a decrease of $3.7 million, or 3.01%, from year-end. We also utilize borrowings from the FHLB and Federal Reserve Bank (“FRB”) to support balance sheet management and growth. Borrowings from the FHLB remained unchanged with a balance of $25 million at June 30, 2009 and year-end 2008. We had no outstanding balances with the FRB at June 30, 2009 or December 31, 2008.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2009, our shareholders’ equity totaled $38.6 million, an increase of $1.4 million from the December 31, 2008 balance. The increase resulted primarily from net income available to common shareholders of $950,000 and recognition of $256,000 in stock based compensation for the six months ended June 30, 2009. Accumulated other comprehensive loss in the amount of $914,000 resulted from the illiquid securities markets affecting the Company’s unrealized loss on available-for-sale municipal securities portfolio and private label collateralized mortgage backed securities and a $211,000 increase to retained earnings from the adoption of FSP FAS 115-2.

Comparison of Results of Operations for the

Three Months Ended June 30, 2009 and 2008

Net Income. Our net income available for common shareholders for the three months ended June 30, 2009 was $609,000, a decrease of $353,000, or 36.69%, from net income available to common shareholders of $962,000 for the same three-month period in 2008. Net income per diluted share of $0.12 for the three month period ended June 30, 2009 decreased $0.07 when compared to the prior period. We have experienced moderate balance sheet growth, with total assets averaging $546.0 million during the current three-month period compared to $498.8 million in the comparative prior year period, an increase of 9.44%. Our interest rate spread and net yield on average interest-earning assets increased 50 basis points and 34 basis points respectively. Net interest income increased $777,000, non-interest income for the quarter ended June 30, 2009 decreased in the amount of $196,000, the provision for loan losses increased $575,000, and non-interest expenses increased $677,000 for the comparative period.

Net Interest Income. Net interest income increased by $777,000, or 22.35%, to $4.3 million for the three months ended June 30, 2009. Our total interest income benefited from growth in the level of average earning assets offset by a decrease in asset yields caused by decreases in interest rates charged on loans. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the second quarter of 2009 increased $40.0 million, or 8.27%, as compared with the same period in 2008. Our average yield on total interest-earning assets decreased by 81 basis points from 6.13% to 5.32%. Our average total interest-bearing liabilities increased by $39.5 million, or 9.24%. Our average cost of total interest-bearing liabilities decreased 132 basis points from 3.63% to 2.31%. Our markets are extremely competitive for deposits. For the three months ended June 30, 2009, our net interest spread was 3.00% and our net interest margin was 3.26%. For the three months ended June 30, 2008, our net interest rate spread was 2.50% and our net interest margin was 2.92%.

Provision for Loan Losses. Based on the uncertainty of the local and national economy, trends in the level of delinquent and classified loans as well as the over all growth of the loan portfolio, the Bank made a $800,000 provision for loan losses during the three months ended June 30, 2009. A $225,000 provision was made for loan losses during the three months ended June 30, 2008. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management. Loan charge-offs of $693,000 during the three months ended June 30, 2009 were offset by recoveries of previously charged-off loans of $177,000. At June 30, 2009, we had non-accrual loans in the amount of $3.6 million of which $2.2 million is related to a commercial credit relationship with one borrower, while the allowance for loan losses increased $850,000 from December 31, 2008, to $6.5 million, or 1.47% of total loans. At June 30, 2008, we had non-accrual loans in the amount of $1.5 million, while the allowance for loan losses increased $362,000 from December 31, 2007 to $4.8 million, or 1.18% of total loans. The Bank holds secured positions in these non-accrual loans. At December 31, 2008, the Bank had non-accrual loans in the amount of $3.1 million, while the allowance for loan losses stood at $5.6 million, or 1.29% of total loans.

Non-Interest Income. For the second quarter of 2009, non-interest income decreased $196,000, or 25.93%, to $560,000 from $756,000 for the same period the prior year. Changes for the three months ended June 30, 2009 include a decrease of $66,000 in service charges and fees on deposits, an increase of $42,000 in gain on sale of investments, an decrease of $24,000 in gain on sale of other real estate, a decrease in cash value of life insurance of $5,000, an increase in mortgage brokerage activities of $48,000, a decrease in income from brokerage services of $32,000, a decrease of $126,000 resulting from impairment on a nonmarketable investment and an increase in all other non-interest income of $11,000.

Non-Interest Expense. For the second quarter of 2009, non-interest expense increased $677,000, or 27.77%, to $3.1 million from $2.4 million for the same period the prior year. Changes for the three months ended June 30, 2009 include an increase of $78,000 in salaries and employee benefits, all of which is attributable to stock option valuation expense, an increase of $136,000 due to the increase in lease expense from the relocation of our Green Valley office in Greensboro, NC, an increase in other outside service expense of $17,000, an increase of $15,000 in data processing expense, an increase in deposit and other insurance expense of $201,000 primarily related to increases in FDIC premiums, an increase in professional and other services of $184,000 reflecting costs associated with administrative legal fees for loan collections, a decrease in advertising expense of $5,000 and an increase in all other non-interest expense of $59,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 20.6% and 32.05%, respectively, for the three months ended June 30, 2009 and 2008. The decrease in the effective tax rate is attributable to lower pre-tax income and an increase in income from tax exempt sources in the current quarter compared to the prior period.

Comparison of Results of Operations for the

Six Months Ended June 30, 2009 and 2008

Net Income. Our net income available for common shareholders for the six months ended June 30, 2009 was $950,000, a decrease of $824,000, or 46.45%, from net income available to common shareholders of $1.8 million for the same six-month period in 2008. Net income per diluted share of $0.19 for the six month period ended June 30, 2009 decreased $0.17 when compared to the prior period. We have experienced moderate balance sheet growth, with total assets averaging $545.8 million during the current six-month period compared to $489.4 million in the comparative prior year period, an increase of 11.51%. Our interest rate spread and net yield on average interest-earning assets increased 40 basis points and 25 basis points respectively. Net interest income increased $1.3 million, non-interest income for the six month period ended June 30, 2009 decreased in the amount of $165,000, the provision for loan losses increased $1.5 million, and non-interest expenses increased $1.1 million for the comparative period.

Net Interest Income. Net interest income increased by $1.3 million, or 20.00%, to $8.1 million for the six months ended June 30, 2009. Our total interest income benefited from growth in the level of average earning assets offset by a decrease in asset yields caused by decreases in interest rates charged on loans. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the first six months of 2009 increased $51.5 million, or 10.91%, as compared with the same period in 2008. Our average yield on total interest-earning assets decreased by 103 basis points from 6.34% to 5.31%.

Our average total interest-bearing liabilities increased by $45.4 million, or 10.84%. Our average cost of total interest-bearing liabilities decreased 143 basis points from 3.90% to 2.47%. Our markets are extremely competitive for deposits. For the six months ended June 30, 2009, our net interest spread was 2.84% and our net interest margin was 3.12%. For the six months ended June 30, 2008, our net interest rate spread was 2.44% and our net interest margin was 2.87%.

Provision for Loan Losses. Based on the uncertainty of the local and national economy, trends in the level of delinquent and classified loans as well as the over all growth of the loan portfolio, the Bank made a $1.9 million provision for loan losses during the six months ended June 30, 2009. A $450,000 provision was made for loan losses during the six months ended June 30, 2008. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management. Loan charge-offs of $1.3 million during the six months ended June 30, 2009 were offset by recoveries of previously charged-off loans of $184,000. At June 30, 2009, we had non-accrual loans in the amount of $3.6 million of which $2.2 million is related to a commercial credit relationship with one borrower, while the allowance for loan losses increased $850,000 from December 31, 2008, to $6.5 million, or 1.47% of total loans. At June 30, 2008, we had non-accrual loans in the amount of $1.5 million, while the allowance for loan losses increased $362,000 from December 31, 2007 to $4.8 million, or 1.18% of total loans. The Bank holds secured positions in these non-accrual loans. At December 31, 2008, the Bank had non-accrual loans in the amount of $3.1 million, while the allowance for loan losses stood at $5.6 million, or 1.29% of total loans.

Non-Interest Income. For the first six months of 2009, non-interest income decreased $165,000, or 11.10%, to $1.322 million from $1.487 million for the same period the prior year. Changes for the six months ended June 30, 2009 include a decrease of $83,000 in service charges and fees on deposits, an increase of $186,000 in gain on sale of investments available for sale, an increase of $4,000 in gain on sale of other real estate, a decrease in cash value of life insurance of $8,000, an increase in mortgage brokerage activities of $26,000, a decrease in income from brokerage services of $66,000, net impairment losses on investments of $202,000 and an increase in all other non-interest income of $5,000.

Non-Interest Expense. For the first six months of 2009, non-interest expense increased $1.1 million, or 22.88%, to $5.9 million from $4.8 million for the same period the prior year. Changes for the six months ended June 30, 2009 include an increase of $262,000 in salaries and employee benefits, most of which is attributable to stock option valuation expense, an increase of $244,000 due to the increase in lease expense from the relocation of our Green Valley office in Greensboro, NC, an increase in other outside service expense of $9,000, an increase of $15,000 in data processing expense, an increase in deposit and other insurance expense of $285,000 primarily related to increases in FDIC premiums, an increase in professional and other services of $199,000 related to attorney fees incurred for working through non- performing loans and legal proceedings associated with a former executive officer, an increase in advertising expense of $42,000 reflecting increased activity in advertising campaigns and an increase in all other non-interest expense of $54,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 25.04% and 32.90%, respectively, for the six months ended June 30, 2009 and 2008. The decrease in the effective tax rate is attributable to lower pre-tax income and an increase in income from tax exempt sources for the six months ended June 30, 2009 compared to the prior period.

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

We have maintained an adequate position of liquidity in the form of cash, interest-earning bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $86.0 million at June 30, 2009 compared to $86.9 million at December 31, 2008. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $165 million from the FHLB, subject to collateral constraints, with $25.0 million outstanding at June 30, 2009 and at December 31, 2008. All borrowings with FHLB must be adequately collateralized. We also have the ability to borrow up to $74.8 million from the FRB, subject to collateral constraints. We had no borrowings outstanding with the FRB at June 30, 2009 or December 31, 2008. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2009, the Company’s average equity to average asset ratio was 6.83%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s total risk-based capital ratio at June 30, 2009 was 11.40% .

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

MidCarolina Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures where effective, as of June 30, 2009, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In conjunction with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2009, and that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

A disclosure of legal proceedings is contained in the Company’s Report on Form 10-K for the twelve month period ended December 31, 2008 under Item 3. Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders was held on June 2, 2009. Of 4,927,828 shares entitled to vote at the meeting, 3,257,492 (66.104%) shares voted. The following matters were voted on at the meeting:

Proposal 1(a):	To elect the members of the Board of Directors listed below for three-year terms or until their successors have been elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld	Broker Non-Votes
Dexter R. Barbee, Sr.	3,082,967	174,525	—
Thomas E. Chandler	3,090,721	166,771	—
James H. Smith, Jr.	3,082,150	175,342	—
Charles T. Canaday, Jr.	3,124,442	133,050	—
James B. Crouch, Jr.	3,090,721	166,771	—

Proposal 1(b):	To elect the member of the Board of Directors listed below for a one-year term or until their successor has been elected and qualified. Votes for each nominee were as follows:

Name	For	Withheld	Broker Non-Votes
George C. Waldrep, Jr.	3,088,271	169,221	—

The following directors continue in office after the meeting:

H. Thomas Bobo

F. D. Hornaday III

Teenma M. Koury

John H. Love

James B. Powell

James R. Copland III

John Anthony Holt, Sr.

John K. Roberts

Robert A. Ward

Proposal 2:	The ratification of the appointment of Dixon Hughes PLLC as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009.

For	Against	Abstain	Broker Non-Votes
3,245,273	283	11,936	—

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 Certification by Chief Financial Officer (filed herewith)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: August 13, 2009	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer

Exhibit Index

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 Certification by Chief Financial Officer (filed herewith)