Form 10-Q
period 2009-09-30
MIDCAROLINA FINANCIAL CORP
filed 2009-11-13
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, the registrant had outstanding 4,927,828 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008(*)
	(Dollars in thousands except Share data)
ASSETS
Cash and due from banks	$1,641	$1,694
Federal funds sold and interest-earning deposits	21,692	14,040
Investment securities:
Available for sale	71,463	71,124
Loans held for sale	1,212	—
Loans	441,503	434,662
Allowance for loan losses	(6,867)	(5,632)

NET LOANS	434,636	429,030
Investment in stock of Federal Home Loan Bank of Atlanta	2,322	1,969
Investment in life insurance	8,106	7,893
Premises and equipment, net	7,189	7,455
Other assets	10,229	7,642

TOTAL ASSETS	$558,490	$540,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Noninterest-bearing demand deposits	$46,213	$43,104
Interest-bearing demand deposits	123,785	78,309
Savings	6,877	5,784
Time	304,993	340,751

TOTAL DEPOSITS	481,868	467,948
Long-term borrowings	33,764	33,764
Accrued expenses and other liabilities	2,333	1,939

TOTAL LIABILITIES	517,965	503,651

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,927,828 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	14,919	14,626
Retained earnings	20,638	18,635
Accumulated other comprehensive income (loss)	149	(884)

TOTAL SHAREHOLDERS’ EQUITY	40,525	37,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$558,490	$540,847

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$6,154	$6,515	$18,149	$19,473
Investment securities:
Taxable	502	706	1,769	2,011
Tax-exempt	334	208	848	631
Federal funds sold and interest-earning deposits	6	31	10	109
Other	11	42	11	154

TOTAL INTEREST INCOME	7,007	7,502	20,787	22,378

INTEREST EXPENSE
Demand deposits	390	272	1,022	977
Savings	4	6	14	24
Time	1,753	2,877	6,152	9,281
Short-term borrowings	—	50	15	270
Long-term borrowings	307	355	943	1,141

TOTAL INTEREST EXPENSE	2,454	3,560	8,146	11,693

NET INTEREST INCOME	4,553	3,942	12,641	10,685
PROVISION FOR LOAN LOSSES	950	705	2,885	1,155

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,603	3,237	9,765	9,530

NON-INTEREST INCOME
Service charges on deposits accounts	214	299	703	871
Gain on sale of loans	169	117	590	512
Income from brokerage activities	109	69	213	239
Increase in cash surrender value of life insurance	36	77	178	227
Gain on sale of available for sale investments	12	2	72	29
Impairment on nonmarketable investments	—	—	(126)	—
Total other-than-temporary impairment loss	(678)	—	(1,076)	—
Portion of loss recognized in other comprehensive income	624	—	946	—

Net impairment loss recognized in earnings	(54)		(130)
Other (Note F)	273	92	451	265

TOTAL NON-INTEREST INCOME	759	656	2,077	2,143

NON-INTEREST EXPENSE
Salaries and employee benefits	1,301	1,399	4,277	4,113
Occupancy and equipment	388	266	1,179	813
Other outside services	101	62	272	224
Data processing	236	198	647	594
Office supplies and postage	96	82	259	251
Deposit and other insurance	356	122	830	311
Professional and other services	129	190	499	361
Advertising	60	71	272	241
(Gain) loss on sale of foreclosed real estate	72	(536)	68	(536)
Other (Note F)	193	181	554	489

TOTAL NON-INTEREST EXPENSE	2,932	2,035	8,857	6,861

INCOME BEFORE INCOME TAXES	1,430	1,858	2,976	4,812
INCOME TAXES	484	615	871	1,587

NET INCOME	946	1,243	2,105	3,225
Dividends on preferred stock	104	104	313	313

Net income available to common shareholders	$842	$1,139	$1,792	$2,912

NET INCOME PER COMMON SHARE
Basic	$.17	$.23	$.36	$.59

Diluted	$.17	$.23	$.36	$.59

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income	$946	$1,243	$2,105	$3,225

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	2,317	(2,238)	2,913	(3,165)
Tax effect	(893)	863	(1,123)	1,220
Reclassification of net (gains) losses recognized in net income	(12)	(2)	(72)	(29)
Tax effect	5	1	28	11
Reclassification of impairment loss recognized in net income	54	—	130	—
Tax effect	(21)	—	(50)	—
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(624)	—	(946)	—
Tax effect	237	—	365	—

Total other comprehensive income (loss)	1,063	(1,376)	1,244	(1,963)

COMPREHENSIVE INCOME (LOSS)	$2,009	$(133)	$3,349	$1,262

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained	Accumulated other com- prehensive	Total shareholders’
	Shares	Amount	Shares	Amount	earnings	income (loss)	equity
	(Amounts in thousands, except share data)
Balance at December 31, 2008	5,000	$4,819	4,927,828	$14,626	$18,635	$(884)	$37,196
Net income	—	—	—	—	2,105	—	2,105
Cumulative effect of accounting method change	—	—	—	—	211	(211)	—
Other comprehensive income	—	—	—	—	—	1,244	1,244
Stock based compensation	—	—	—	293	—	—	293
Preferred dividends paid	—	—	—	—	(313)	—	(313)

Balance at September 30, 2009	5,000	$4,819	4,927,828	$14,919	$20,638	$149	$40,525

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Operating Activities
Net income	$2,105	$3,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430	330
Accretion on securities	(12)	(163)
Provision for loan losses	2,885	1,155
Gain on sale of available for sale investments	(72)	(29)
Impairment on nonmarketable investment	126	—
Other-than-temporary impairment on available for sale securities	130	—
Deferred tax expense (benefit)	991	(1,231)
Gain on sale of loans	(590)	(512)
Origination of loans held for sale	(32,598)	(19,364)
Proceeds from sales of loans held for sale	31,976	20,395
Increase in cash surrender value life insurance	(213)	(227)
Net gain on sale of foreclosed real estate	68	(536)
Stock based compensation expense	293	26
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,947)	527
Increase (decrease) in accrued expenses and other liabilities	(387)	1,141

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,185	4,737

Investing Activities
Purchases of investment securities available for sale	(30,889)	(38,311)
Maturities and calls of investment securities available for sale	834	25
Principal paydowns on investment securities available for sale	7,301	3,562
Sales of investment securities available for sale	24,394	32,548
Net increase in loans from originations and principal repayments	(11,255)	(48,939)
(Purchase) redemption of FHLB stock	(353)	637
Purchases of premises and equipment	(158)	(557)
Proceeds from sale of foreclosed real estate	933	1,112

NET CASH USED BY INVESTING ACTIVITIES	(9,193)	(49,923)

Financing Activities
Net increase in deposits	13,920	69,523
Net decrease in short-term borrowings	—	(11,000)
Net decrease in long-term borrowings	—	(5,000)
Non-cumulative perpetual preferred stock dividends paid	(313)	(313)
Proceeds from stock options exercised	—	762
Tax benefit from exercise of stock options	—	498

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,607	54,470

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,599	9,284
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,734	4,611

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,333	$13,895

Supplemental disclosure of cash flow information
Cash paid for interest	$8,146	$5,733
Loans transferred to foreclosed real estate	2,764	2,694

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2009 and for the three month and nine month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Prior period amounts may have been reclassified for proper presentation. The Company reclassified $536,000 of net gain on sale of foreclosed real estate for both the three and nine month periods ended September 30, 2008, respectively, from non-interest income to non-interest expense. The reclassification did not impact net income for either period.

Subsequent events have been evaluated through November 13, 2009, which is the date of financial statement issuance.

NOTE B - COMMITMENTS

At September 30, 2009, loan commitments were as follows (in thousands):

Commitments to extend credit	$30,678
Undisbursed lines of credit	33,548
Standby letters of credit	2,907
Commitments to sell loans held for sale	1,212

NOTE C - PER SHARE DATA

Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month period ended September 30, 2009 there were 268,571 options that were antidilutive. For the nine month period ended September 30, 2009 there were 268,571 options that were antidilutive. For the three month period ended September 30, 2008 there were 148,241 options that were antidilutive. For the nine month period ended September 30, 2008 there were 148,223 options that were antidilutive.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C - PER SHARE DATA (Continued)

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of shares used in computing basic net income per share	4,927,828	4,919,532	4,927,828	4,911,631
Effect of dilutive stock options	4,264	2,770	3,458	18,570

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,932,092	4,922,302	4,931,286	4,930,201

NOTE D - INVESTMENT SECURITIES

The following is a summary of investment securities by major classification at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$7,933	$36	$4	$7,965
Mortgage-backed securities	22,868	1,160	—	24,028
Collateralized mortgage obligations	9,131	86	1,011	8,207
State and municipal	30,787	658	512	30,933
Other	500	—	170	330

Total	$71,219	$1,940	$1,696	$71,463

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008. Except as noted in the table below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and/or the short duration of the unrealized loss.

	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Available for sale – Temporary Impairment
U.S. government agency securities	$989	$4	$—	$—	$989	$4
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	2,309	386	2,309	386
State and municipal	—	—	8,466	512	8,466	512
Subordinated debentures	—	—	330	170	330	170

Total	$989	$4	$11,105	$1,068	$12,094	$1,072

Available for sale – Other Than Temporary Impairment
Collateralized mortgage obligations	$1,382	$345	$938	$279	$2,320	$624

Total	$1,382	$345	$938	$279	$2,430	$624

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	287	15	287	15
Collateralized mortgage obligation	6,095	283	289	6	6,384	289
State and municipal	16,690	1,366	917	320	17,607	1,686
Other	350	150	—	—	350	150

Total temporarily impaired securities	$23,135	$1,799	$1,493	$341	$24,628	$2,140

The aggregate amortized cost and fair value of debt securities at September 30, 2009, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)
State and municipal securities:
Due in 1 year through 5 years	$3,684	$3,693
Due after 5 years through 10 years	10,844	11,127
Due after 10 years	16,259	16,113
Other:
Due in 1 year through 5 years	5,949	5,958
Due after 10 years	2,484	2,337
Collateralized mortgage obligation	9,131	8,207
Mortgage-backed securities	22,868	24,028

Total	$71,219	$71,463

Proceeds from sales of investment securities available for sale amounted to $24.4 million and $32.5 million, for the nine months ended September 30, 2009 and September 30, 2008, respectively. Aggregate gross realized gains (losses) from the sales of investment securities available for sale amounted to $72,000 and $29,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively. Realized losses from the impairment of a non-marketable investment amounted to $126,000 for the nine months ended September 30, 2009. Realized losses from the impairment of private label mortgage backed securities amounted to $130,000 for the nine months ended September 30, 2009 resulting from increased default rates on underlying collateral payments and credit rating deterioration.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Investment securities with amortized cost of $19.0 million and fair value of $19.2 million at September 30, 2009 were pledged to secure public monies on deposit as required by law.

Debt securities were divided into two groups, those rated investment grade by at least one nationally-recognized rating agency and those rated below investment grade by all nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at September 30, 2009.

At September 30, 2009 approximately $2.9 million (based on amortized cost before impairment charges) of our portfolio, (consisting of two private label mortgage-backed securities and one subordinated debenture) was rated below investment grade by all nationally-recognized rating agencies. Five municipal securities with a total amortized cost of $4.3 million, and which previously were AAA rated had become non-rated as a result of insurance guarantors’ credit quality concerns. At September 30, 2009, the aggregate unrealized loss on the private label mortgage-backed securities, subordinated debenture and municipal securities totaled $1.1 million before recognition of any other-than-temporary impairment charges. Impairment of securities rated below investment grade were evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure.

The primary assumptions used in this evaluation were:

Prepayments - starting with current refinancing and payoff prepayment vector statistics based on information derived from the trustee. The bonds’ prepayment vectors anticipates 12- 15 VPR for 3-6 months and 8-10 VPR for 6 months and then returning to historical norms of 4-5 VPR to maturity.

Loss severity - estimated lifetime foreclosure rates are 35% - 40%. Loss severity includes estimated holding and disposal expenses.

Default rate - The model takes the consumer default rate from the mortgage backed bonds 2 month average default rate from 5% to 13% over the next 24 months and down to 3.3% through maturity.

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

The evaluation of previously recognized other-than-temporary impairment at December 31, 2008 was $490,000. In accordance with the provision set forth in ASC 320-10-65-1 of the other-than-temporary impairment charge recognized in 2008, $343,000 was determined to relate to other non-credit-related factors in the market place. This resulted in an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income in the amount of $211,000, net of tax effect.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

Based on our evaluation, two securities were identified with other-than-temporary impairment at September 30, 2009. For the first nine months of 2009 total other than temporary impairment losses totaled $1.1 million and of this amount estimated credit losses totaled $130,000 on these securities, which were charged against earnings. The difference between total unrealized losses and estimated credit losses on these securities was charged against accumulated other comprehensive income, net of deferred taxes.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Amounts in thousands)
Balance of credit losses on debt securities at the beginning of the period	$76	$—
Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	54	130

Balance of credit losses on debt securities at the end of the current period	$130	$130

At September 30, 2009, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $2.4 million. On March 25, 2009 and May 8, 2009, FHLB announced that it would not pay a dividend for the fourth quarter of 2008 or first quarter of 2009, respectively, reflecting a conservative financial management approach in light of continued volatility in the financial markets. On February 27, 2009, FHLB announced that it would increase the Subclass B1 membership stock requirement cap from $25 million to $26 million and approve excess activity-based stock repurchases on a quarterly review cycle instead of daily in order to facilitate capital management. On August 12, 2009, the FHLB announced an annualized dividend rate of 0.84 percent, which was paid on August 14, 2009. On October 30, 2009 the FHLB announced an annualized dividend rate for the third quarter ended September 30, 2009 of 0.41 percent which was credited to member’s accounts on November 2, 2009. Given all this, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2009 or December 31, 2008. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented (Dollars in thousands):

	At September 30, 2009		At December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans	$371,300	84.10%	$365,151	84.00%
Commercial and industrial loans	65,719	14.88%	63,239	14.55%
Loans to individuals	4,527	1.02%	6,306	1.45%

Subtotal	441,546	100.00%	434,696	100.00%

Net deferred loan fees	(43)		(34)

Loans	$441,503		$434,662

An analysis of the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$6,482	$4,824	$5,632	$4,462

Provision charged to operations	950	705	2,885	1,155

Charge-offs	(574)	(163)	(1,843)	(277)
Recoveries	9	6	193	32

Net charge-offs	(565)	(157)	(1,650)	(245)

Balance at end of period	$6,867	$5,372	$6,867	$5,372

The following is a summary of nonperforming assets for the periods ended as presented:

	September 30, 2009	December 31, 2008
	(In thousands)
Nonaccrual loans	$2,155	$3,123
Foreclosed real estate	3,528	1,655

Total	$5,683	$4,778

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Debit card income	$63	$55	$174	$158
ATM interchange income	2	2	6	6
Safe deposit rent	3	4	10	10
Check upcharge	6	8	19	17
Income from rental property	5	5	17	26
Insurance claim proceeds	194	—	194	—
Other	—	18	31	48

Total	$273	$92	$451	$265

The major components of other non-interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Travel	$13	$19	$52	$57
Contributions	2	1	24	20
Director fees	39	37	129	101
Dues and memberships	6	10	18	19
Credit reports and filing fees	4	4	13	12
Franchise tax	31	31	82	99
Appraisals	1	3	17	18
Deposit charge offs	5	11	22	29
Loan collection expense	73	1	115	21
Forerclosed real estate expenses	—	40	—	40
CDARS expense	17	14	60	26
Filing and recording fees	—	—	—	—
Other	2	10	22	47

Total	$193	$181	$554	$489

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENTS

The Company adopted FASB’s Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, effective January 1, 2009, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale and other certain assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting write-downs of individual assets.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, private label collateralized mortgage obligations and corporate debt securities.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures impairment on an individual basis. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2009, the Bank identified $4.9 million in impaired loans. Of these impaired loans, $3.8 million were identified to have impairment of $823 thousand. At December 31, 2008, loans with a book value of $4.0 million were evaluated for impairment. Of this total, $3.3 million required a specific allowance totaling $520 thousand for a net fair value of $2.8 million. The determination of impairment was based on the estimated fair market value of collateral for each loan determined through the use of appraisals and subjected to further discounts by management, which is considered to be a Level 3 input.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENTS (Continued)

Foreclosed Real Estate

Foreclosed assets are adjusted to fair value at the date of transfer subject to future impairment. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of September 30, 2009 (Dollars in thousands):

Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S Agency securities	$7,965	$—	$7,965	$—
Mortgage backed securities	24,028	—	24,028	—
Collateralized mortgage obligations	8,207	—	8,207	—
State and municipal securities	30,933	—	30,933	—
Subordinated Debenture	330	—	—	330

	71,463	—	71,133	330
Impaired loans	2,968	—	—	2,968
Foreclosed real estate	3,528	—	—	3,528

The table below presents the balances of assets and liabilities measured at fair value, as of December 31, 2008 (Dollars in thousands):

		Fair Value Measurements at December 31, 2008, Using
Description	Assets/Liabilities Measured at Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Inputs (Level 3)
Available-for-sale securities	$71,124	$—	$68,349	$2,775
Impaired loans	2,821	—	—	2,821
Foreclosed real estate	1,608	—	—	1,608

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENTS (Continued)

The table below presents reconciliation for the period of December 31, 2008 to September 30, 2009 for all Level 3 assets that are measured at fair value on a recurring basis. At September 30, 2009, $2.3 million of securities were transferred from Level 3 to Level 2 resulting from enhanced measurement capabilities of third party valuations. There were no assets valued under Level 3 on a recurring basis at September 30, 2008.

Available-for-sale securities
(Dollars in thousands)
Beginning Balance December 31, 2008	$2,775
Total realized and unrealized gains or losses:
Included in earnings	(130)
Included in other comprehensive income
Purchases, issuances and settlements	—
Transfers in (out) of Level 3	(2,315)

Ending Balance September 30, 2009	$330

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC TOPIC 825 Financial Instruments, requires a company to disclose on an interim and annual basis the fair value of its financial instruments whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008, respectively.

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 2% were subtracted to reflect the illiquid and distressed conditions at September 30, 2009. There was no application of market and liquidity discounts reflected at December 31, 2008.

Investment in Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Deposits, Short-term Borrowings and Long-term Debt

Deposits and short-term borrowings without a stated maturity, or insignificant term to maturity, including demand, interest bearing demand, savings accounts and FHLB borrowings are reported at their carrying value. No value has been assigned to the franchise value of deposits. For other types of deposits and long-term debt, with fixed rates and longer maturities is estimated based upon the discounted value of projected future cash outflows using the rates currently offered for instruments of similar remaining maturities.

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008:

	Carrying Value	Estimated Fair Value
	(Amounts in thousands)
As of September 30, 2009
Financial assets:
Cash and cash equivalents	$23,333	$23,333
Investment securities available for sale	71,463	71,463
Loans held for sale	1,212	1,212
Loans, net of allowance	441,503	434,115
Federal Home Loan Bank stock	2,323	2,323
Investment in life insurance	8,106	8,106
Accrued interest receivable	2,138	2,138
Financial liabilities:
Deposits	$481,868	$478,584
Long-term debt	33,674	34,113
Accrued interest payable	554	554
As of December 31, 2008
Financial assets:
Cash and cash equivalents	$15,734	$15,734
Investment securities available for sale	71,124	71,124
Loans held for sale	—	—
Loans, net of allowance	429,030	430,502
Federal Home Loan Bank stock	1,969	1,969
Investment in life insurance	7,893	7,893
Accrued interest receivable	2,108	2,108
Financial liabilities:
Deposits	$467,948	$472,000
Long-term debt	33,764	34,244
Accrued interest payable	626	626

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133 (ASC 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161) “ASC 815”. ASC 815 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. ASC 815 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC 815 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. See Note A for additional information.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”), which is a revision to SFAS No. 140. SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions and a company’s continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 is effective for first annual reporting period beginning after November 15, 2009. The Company is evaluating SFAS No. 166 but does not expect that it will have a significant impact on its consolidated financial statements.

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification™ (ASC) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”, which states that the FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

The codification is effective for these third quarter financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be reference in accordance with the codification.

On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (ASC 325-40-65-1, Transition Related to FSP EITF 99-20-1) “ASC 325”. ASC 325 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. ASC 325 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4 ), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of this FSP became effective for the Company’s interim period ending on June 30, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s statement of operations and balance sheet.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1 ), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009 and only amends the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this FSP during the second quarter of 2009.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65-1, Transition Related to FSP FAS 115-2 and FAS 124-2), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this FSP are effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

The Company elected to early adopt the provisions set forth, which resulted in an adjustment to opening retained earnings in the amount of $211,000 representing the portion of other-than-temporary impairment loss recognized for the year-ended December 31, 2008 that was not credit related. Additionally, the adoption of FSP FAS 115-2 reduced the loss recognized in earnings on debt securities determined to be other-than-temporary impairment by $946,000 for the nine month period ended September 30, 2009.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

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

On April 1, 2009 the FDIC implemented changes to its the risk- based assessment system, and increased regular assessment rates for 2009, and imposed a special assessment of 5 basis points which banks must pay on top of the regular assessments. The 5 basis point special assessment was as of June 30, 2009, and was payable September 30, 2009. As a result of the special assessment and increased regular assessments the Company projects it will experience an increase in FDIC assessment by approximately $470,000 from 2008 to 2009. The 5 basis point special assessment represents $250,000 of this increase.

As a result of increasing demands the FDIC’s deposit insurance fund, resulting from the rising number of failures of insured institutions, it is possible that our expenses related to federal deposit insurance will continue to increase in the future.

Financial Condition at September 30, 2009 and December 31, 2008

During the nine-month period ending September 30, 2009, our total assets increased by $17.6 million to $558.5 million from $540.8 million at December 31, 2008. At September 30, 2009, loans totaled $441.5 million, an increase of $6.8 million, or 1.57%, for the nine months. Our loan portfolio experienced increases in real estate and commercial loans in the amount of $6.1 million and $2.5 million respectively. Consumer loans decreased by $1.8 million to $4.5 million. Federal funds sold and interest-earning deposits increased by $7.6 million, to $21.7 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities available for sale and loans held for sale increased $9.2 million during the nine months, to $96.0 million or 17.19% of total assets at September 30, 2009 versus $86.9 million, or 16.05% of total assets, at December 31, 2008. At September 30, 2009, investment securities available for sale, totaled $71.5 million, an increase of $339,000, or 0.48% compared to December 31, 2008.

Deposits continue to be our primary funding source. At September 30, 2009, deposits totaled $481.9 million, an increase of $13.9 million, or 2.97%, from year-end 2008. Included in the deposit balances are $113.5 million of brokered certificates of deposit, a decrease of $10.0 million, or 8.08%, from year-end. We also utilize borrowings from the FHLB and Federal Reserve Bank (“FRB”) to support balance sheet management and growth. Borrowings from the FHLB remained unchanged with a balance of $25 million at September 30, 2009 and year-end 2008. We had no outstanding balances with the FRB at September 30, 2009 or December 31, 2008.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2009, our shareholders’ equity totaled $40.5 million, an increase of $3.3 million from the December 31, 2008 balance. The increase resulted primarily from net income available to common shareholders of $1.8 million and recognition of $293,000 in stock based compensation for the nine months ended September 30, 2009. Accumulated other comprehensive gain in the amount of $1.0 million resulted from the Company’s unrealized gain on available-for-sale securities portfolio and a $211,000 increase to retained earnings from the adoption of FSP FAS 115-2 (ASC 320-10-65-1).

Comparison of Results of Operations for the

Three Months Ended September 30, 2009 and 2008

Net Income. Our net income available to common shareholders for the three months ended September 30, 2009 was $842,000, a decrease of $297,000, or 26.08%, from net income available to common shareholders of $1.1 million for the same three-month period in 2008. Net income per diluted share of $0.17 for the three month period ended September 30, 2009 decreased $0.06 when compared to the prior period. We have experienced moderate balance sheet growth, with total assets averaging $552.0 million during the current three-month period compared to $515.7 million in the comparative prior year period, an increase of 7.03%. Our interest rate spread and net yield on average interest-earning assets increased 48 basis points and 31 basis points respectively. Net interest income increased $611,000, non-interest income for the quarter ended September 30, 2009 increased in the amount of $366,000, the provision for loan losses increased $245,000, and non-interest expenses increased $896,000 as compared to the amounts of those expenses for the comparative period.

Net Interest Income. Net interest income increased by $611,000, or 15.50%, to $4.6 million for the three months ended September 30, 2009. Our total interest income benefited from growth in the level of average earning assets offset by a decrease in asset yields caused by decreases in interest rates charged on loans. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the third quarter of 2009 increased $23.3 million, or 4.63%, as compared with the same period in 2008. Our average yield on total interest-earning assets decreased by 65 basis points from 5.28% to 5.93%. Our average total interest-bearing liabilities increased by $25.3 million, or 5.79%. Our average cost of total interest-bearing liabilities decreased 113 basis points from 3.24% to 2.11%. Our markets are extremely competitive for deposits. For the three months ended September 30, 2009, our net interest spread was 3.17% and our net interest margin was 3.43%. For the three months ended September 30, 2008, our net interest rate spread was 2.69% and our net interest margin was 3.12%.

Provision for Loan Losses. Based on the uncertainty of the local and national economy, trends in the level of delinquent and classified loans, the construction real estate loan portfolio as well as the overall growth of the loan portfolio, the Bank made a $950,000 provision for loan losses during the three months ended September 30, 2009. A $705,000 provision was made for loan losses during the three months ended September 30, 2008. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management to absorb losses inherent in the loan portfolio. Loan charge-offs of $574,000 during the three months ended September 30, 2009 were offset by recoveries of previously charged-off loans of $9,000. At September 30, 2009, we had non-accrual loans in the amount of $2.2 million, representing 13 relationships. The allowance for loan losses increased $1.2 million from December 31, 2008, to $6.9 million, or 1.55% of total loans at September 30, 2009. At September 30, 2008, we had non-accrual loans in the amount of $2.6 million, while the allowance for loan losses increased $910,000 from December 31, 2007 to $5.4 million, or 1.28% of total loans at September 30, 2008. The Bank holds secured positions in these non-accrual loans. At December 31, 2008, the Bank had non-accrual loans in the amount of $3.1 million, while the allowance for loan losses stood at $5.6 million, or 1.29% of total loans.

Non-Interest Income. For the third quarter of 2009, non-interest income increased $103,000, or 15.70%, to $759,000 from $656,000 for the same period the prior year. Changes for the three months ended September 30, 2009 include a decrease of $85,000 in service charges and fees on deposits, an increase of $10,000 in gain on sale of investments, a decrease in cash value of life insurance of $41,000, an increase in mortgage brokerage activities of $52,000, an increase in income from brokerage services of $40,000, a decrease of $54,000 resulting from impairment on available for sale securities and an increase in all other non-interest income of $181,000.

Non-Interest Expense. For the third quarter of 2009, non-interest expense increased $896,000, or 44.03%, to $2.9 million from $2.0 million for the same period the prior year. Changes for the three months ended September 30, 2009 include a decrease of $98,000 in salaries and employee benefits, an increase of $122,000 due to the increase in lease expense from the relocation of our Green Valley office in Greensboro, NC, an increase in other outside service expense of $39,000, an increase of $38,000 in data processing expense, an increase in deposit and other insurance expense of $234,000 primarily related to increases in FDIC premiums, a decrease in professional and other services of $61,000, an increase of $608,000 in net losses on sale of foreclosed real estate, a decrease in advertising expense of $11,000 and an increase in all other non-interest expense of $11,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 32.4% and 33.1%, respectively, for the three months ended September 30, 2009 and 2008. The decrease in the effective tax rate is attributable to lower pre-tax income and an increase in income from tax exempt sources in the current quarter compared to the prior period

Comparison of Results of Operations for the

Nine Months Ended September 30, 2009 and 2008

Net Income. Our net income available to common shareholders for the nine months ended September 30, 2009 was $1.8 million, a decrease of $1.1 million, or 38.46%, from net income available to common shareholders of $2.9 million for the same nine-month period in 2008. Net income per diluted share of $0.36 for the nine month period ended September 30, 2009 decreased $0.23 when compared to the prior period. We have experienced moderate balance sheet growth, with total assets averaging $547.9 million during the current nine-month period compared to $498.4 million in the comparative prior year period, an increase of 9.95%. Our interest rate spread and net yield on average interest-earning assets increased 42 basis points and 26 basis points respectively. Net interest income increased $2.0 million, non-interest income for the nine month period ended September 30, 2009 decreased in the amount of $66,000, the provision for loan losses increased $1.7 million, and non-interest expenses increased $2.0 million as compared to the amount of thoses expenses for the comparative period.

Net Interest Income. Net interest income increased by $2.0 million, or 18.31%, to $12.6 million for the nine months ended September 30, 2009. Our total interest income benefited from growth in the level of average earning assets offset by a decrease in asset yields caused by decreases in interest rates charged on loans. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the first nine months of 2009 increased $42.0 million, or 8.71%, as compared with the same period in 2008. Our average yield on total interest-earning assets decreased by 90 basis points from 6.20% to 5.30%.

Our average total interest-bearing liabilities increased by $38.7 million, or 9.10%. Our average cost of total interest-bearing liabilities decreased 132 basis points from 3.67% to 2.35% resulting from declining interest rates. Our markets are extremely competitive for deposits. For the nine months ended September 30, 2009, our net interest spread was 2.95% and our net interest margin was 3.22%. For the nine months ended September 30, 2008, our net interest rate spread was 2.53% and our net interest margin was 2.96%.

Provision for Loan Losses. Based on the uncertainty of the local and national economy, trends in the level of delinquent and classified loans and potential additional deterioration of the residential construction loan portfolio, as well as the over all growth of the loan portfolio, the Bank made a $2.9 million provision for loan losses during the nine months ended September 30, 2009. A $1.2 million provision was made for loan losses during the nine months ended September 30, 2008. Provisions for loan losses are charged to income to maintain the allowance for loan losses at a level deemed appropriate by management to absorb losses inherent in the loan portfolio. Loan charge-offs of $1.8 million during the nine months ended September 30, 2009 were offset by recoveries of previously charged-off loans of $193,000. At September 30, 2009, we had non-accrual loans in the amount of $2.2 million representing 13 relationships. The allowance for loan losses increased $1.2 million from December 31, 2008, to $6.9 million, or 1.55% of total loans at September 30, 2009. At September 30, 2008, we had non-accrual loans in the amount of $2.6 million, while the allowance for loan losses increased $910,000 from December 31, 2007 to $5.6 million, or 1.29% of total loans at September 30, 2008. The Bank holds secured positions in these non-accrual loans. At December 31, 2008, the Bank had non-accrual loans in the amount of $3.1 million, while the allowance for loan losses stood at $5.6 million, or 1.29% of total loans.

Non-Interest Income. For the first nine months of 2009, non-interest income decreased $66,000, or 3.08%, to $2.077 million from $2.143 million for the same period the prior year. Changes for the nine months ended September 30, 2009 include a decrease of $168,000 in service charges and fees on deposits, an increase of $43,000 in gain on sale of investments available for sale, a decrease in cash value of life insurance of $49,000, an increase in mortgage brokerage activities of $78,000, a decrease in income from brokerage services of $26,000, impairment losses on investments of $130,000, impairment loss on a non-marketable investment of $126,000 and an increase in all other non-interest income of $186,000.

Non-Interest Expense. For the first nine months of 2009, non-interest expense increased $2.0 million, or 29.09%, to $8.9 million from $6.9 million for the same period the prior year. Changes for the nine months ended September 30, 2009 include an increase of $164,000 in salaries and employee benefits, most of which is attributable to stock option valuation expense, an increase in occupancy expense of $366,000 due to the increase in lease expense from the relocation of our Green Valley office in Greensboro, NC, an increase in other outside service expense of $48,000, an increase of $53,000 in data processing expense, an increase in deposit and other insurance expense of $519,000 primarily related to increases in FDIC premiums, an increase in professional and other services of $138,000 related to attorney fees incurred for working through non- performing loans and legal proceedings associated with an employment matter, an increase of $604,000 in net loss on sale of foreclosed real estate, an increase in advertising expense of $31,000 reflecting increased activity in advertising campaigns and an increase in all other non-interest expense of $65,000.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 29.26% and 32.98%, respectively, for the nine months ended September 30, 2009 and 2008. The decrease in the effective tax rate is attributable to lower pre-tax income and an increase in income from tax exempt sources for the nine months ended September 30, 2009 compared to the prior period.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; investments available for sale; loan repayments; loan sales; deposits; and borrowings from the FHLB and FRB and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated fundings under credit commitments to customers as well as meeting the fluctuations of normal deposit withdrawals.

We have maintained an adequate position of liquidity in the form of cash, interest-earning bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $96.0 million at September 30, 2009 compared to $86.9 million at December 31, 2008. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $165 million from the FHLB, subject to collateral constraints, with $25 million outstanding at September 30, 2009 and at December 31, 2008. All borrowings with FHLB must be adequately collateralized. We also have the ability to borrow up to $74.8 million from the FRB, subject to collateral constraints. We had no borrowings outstanding with the FRB at September 30, 2009 or December 31, 2008. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2009, the Company’s average equity to average asset ratio was 6.76%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s total risk-based capital ratio at September 30, 2009 was 11.55%.

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

MidCarolina Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures where effective, as of September 30, 2009, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In conjunction with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2009, and that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

MIDCAROLINA FINANCIAL CORPORATION

Date: November 13, 2009	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer

Exhibit Index

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 Certification by Chief Financial Officer (filed herewith)