Form 10-K/A
period 2008-12-31
MIDCAROLINA FINANCIAL CORP
filed 2009-12-10
CIK 1174872

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

TO

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

MIDCAROLINA FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

North Carolina	55-6144577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3725 South Church Street Burlington, North Carolina 27215	27215
(Address of principal executive offices)	(Zip Code)

(336) 538-1600

(Address of principal executive offices)

Securities registered under Section 12(b) of the Act: None
(Title of class)

Securities registered under Section 12(g) of the Act: Common Stock, no par value
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the Registrant’s most recently completed second fiscal quarter was $55.5 million as of June 30, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. 4,927,828 shares of common stock, no par value, as of March 16, 2009

Documents Incorporated by Reference

Portions of Registrant’s 2008 Annual Report to Shareholders are incorporated into Part II of this Report.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Item 9A(T), and Management’s Report on Internal Control Over Financial Reporting included therein, of the original Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”) of MidCarolina Financial Corporation (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A(T), and Management’s Report on Internal Control Over Financial Reporting included therein, have been amended and restated in their entirety. Except as stated herein, no other revisions are being made in the Company’s 2008 Form 10-K.

This Form 10-K/A does not reflect events occurring after the filing of the Company’s 2008 Form 10-K on March 31, 2009, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2008 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the 2008 Form 10-K.

Item 9A(T). Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, for the reasons described below, the Company’s disclosure controls and procedures were not effective at December 31, 2008, to provide reasonable assurance that information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

The text of Item 9A(T) of the Company’s original 2008 Form 10-K contained two errors that occurred as a result of oversights during the final editing and preparation of the Report for filing, including (1) the inadvertent omission of the words “were effective” from the first paragraph of that Item describing the Chief Executive Officer’s and Chief Financial Officer’s conclusions based on their evaluation of the Company’s disclosure controls and procedures, and (2) the inadvertent deletion of the first paragraph of “Management’s Report on Internal Control Over Financial Reporting” under that Item and the insertion in its place of a paragraph regarding disclosure controls and procedures. Because the Company did not detect those editing errors prior to the filing of the Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008. The Company has implemented additional review procedures to ensure that revisions to the text of its reports are correctly made in the future.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment of internal control over financial reporting, management used the criteria issued by the Committee Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

In connection with the above evaluation of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 15. Exhibits, Financial Statements and Schedules.

Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Form 10-K/A appears immediately following the signature page.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2009	By:	/S/ CHARLES T. CANADAY, JR.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer