Form 10-K
period 2009-12-31
MIDCAROLINA FINANCIAL CORP
filed 2010-02-26
CIK 1174872

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the Registrant’s voting and non-voting common equity, held by non affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $24.7 million.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,927,828 shares of common stock, no par value, as of February 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders of MidCarolina Financial Corporation, to be held on May 25, 2010 (the “Proxy Statement”), are incorporated by reference into Part III.

Statement Regarding Forward Looking Statements

Statements in this Report and its exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the SEC’s Internet website at www.sec.gov or through our Internet website at www.midcarolinabank.com. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to, (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and capital markets and the banking industry in general,(b) the financial success or changing strategies of our customers, (c) actions of government regulators,(d) the level of market interest rates, and (e) changes in general economic conditions and real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral). Although we believe that the expectations reflected in the forward-looking statements are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend, to update these forward-looking statements.

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

As a North Carolina bank, the Bank is subject to examination and regulation by the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The Bank is further subject to certain regulations of the Federal Reserve governing reserve requirements to be maintained against deposits and other matters. The business and regulation of the Bank are also subject to legislative changes from time to time. See “SUPERVISION AND REGULATION.”

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

Interest and dividend income from investment activities generally provide the second largest source of income to the Bank after interest on loans. During 2009, the Bank chose to manage its overall liquidity position by re-deploying its funds into shorter duration securities.

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

The Bank’s deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and deposits including print media advertising and direct mailings. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors.

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

The Company experienced steady growth during its formative years since its formation in 1997 through 2008. 2009 was a year of nominal growth reflecting the economic distresses experienced by the financial industry as a whole. The Bank’s assets totaled $541.0 million, $540.8 million and $467.2 million as of December 31, 2009, 2008 and 2007, respectively. The Company had net income available to common shareholders for the year ended December 31, 2009 of $2.0 million, or $0.40 per diluted share compared with $3.3 million, or $0.66 per diluted share for the year ended December 31, 2008.

At December 31, 2009, the Company had total consolidated assets of $541.0 million, net loans of $430.7 million, deposits of $465.0 million, investment securities available-for-sale of $70.7 million and shareholders’ equity of $40.2 million.

Subsidiaries

Other than the Bank, the Company has two trust subsidiaries: MidCarolina I and MidCarolina Trust II. The Bank’s only subsidiary, MidCarolina Investments, Inc, was dormant during 2009. MidCarolina Investments formerly engaged in general securities brokerage and offered insurance and other financial services through a contract arrangement with a third-party provider. The Bank continues to offer these services through a third-party provider.

Employees

At December 31, 2009, the Bank had 82 full-time equivalent employees.

Competition and Market Area

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. At June 30, 2009, there were 16 depository institutions with 50 offices in Alamance County. The Bank had a deposit market share of 17.4% in Alamance County. The Bank also faces additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

The Bank’s primary market area is Alamance County. The population of Alamance County is 148,053 and the median household income is $41,922. Alamance County has a diverse economy with no concentration in any one specific industry. Major businesses and industries in the area include LabCorp, a laboratory that provides specialized testing services for the medical industry, Alamance Health Services, Elon University, Honda Power Equipment Manufacturing and GKN Automotive, a manufacturer of automobile drive shafts.

Supervision and Regulation

The Company’s and the Bank’s business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a summary of some of those basic statutes and regulations. However, it is not a complete discussion of all the laws that affect the Company’s business, and it is qualified in its entirety by reference to the particular statutory or regulatory provision or proposal being described.

General. The Company is a bank holding company registered with the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). It is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the FRB determines are closely related and a proper incident to banking or managing or controlling banks.

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the FRB’s prior approval. Additionally, the BHCA generally prohibits bank holding companies from engaging in a nonbanking activity, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in a nonbanking activity, unless that activity is determined by the FRB to be closely related and a proper incident to banking. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The law imposes a number of obligations and restrictions on bank holding companies and their insured bank subsidiaries designed to minimize potential losses to depositors and the FDIC insurance funds. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee the bank’s compliance (subject to certain limits) with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances in which, absent that policy, it might not do so. Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company.

The Bank is an insured, North Carolina-chartered bank. Its deposits are insured under the FDIC’s Deposit Insurance Fund, and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the Commissioner. The Bank is not a member of the Federal Reserve System.

As an insured bank, the Bank is prohibited from engaging as a principal in an activity that is not permitted for national banks unless (1) the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and (2) the Bank is in compliance with applicable capital standards. Insured banks also are prohibited generally from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The Commissioner and the FDIC regulate all areas of the Bank’s business, including its payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the Commissioner and the FDIC containing detailed financial and other information about its affairs. The Commissioner and the FDIC have broad powers to enforce laws and regulations that apply to the Bank and to require corrective action of conditions that affect its safety and soundness. These powers include, among others, issuing cease and desist orders, imposing civil penalties, removing officers and directors, and otherwise intervening in the Bank’s operation and management if examinations of the Bank and the reports it files indicate the need to do so.

Under North Carolina banking laws, if a North Carolina bank’s capital stock becomes impaired by losses or other causes, and the bank’s surplus and undivided profits are insufficient to make good the impairment, the Commissioner may require the bank to make the impairment good by an assessment upon the bank’s stockholders. If any stockholder does not pay such assessment, the bank’s board of directors must sell a sufficient amount of the bank’s stock held by that stockholder at public auction to make good the assessment on that stockholder.

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and, though it is not a member bank of the Federal Reserve System, by the monetary and fiscal policies of the FRB. The FRB’s actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the Bank pays on its time and savings deposits and the rates it charges on commercial bank loans.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries.

The GLB Act permitted bank holding companies to become “financial holding companies” and, in general (1) expanded opportunities to affiliate with securities firms and insurance companies; (2) overrode certain state laws that would prohibit certain banking and insurance affiliations; (3) expanded the activities in which banks and bank holding companies may participate; (4) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganized responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies.

Payment of Dividends. Under North Carolina law, the Company is authorized to pay dividends as declared by its Board of Directors, provided that no such distribution results in the Company’s insolvency on a going concern or balance sheet basis. However, although the Company is a legal entity separate and distinct from the Bank, its principal source of funds with which it can pay dividends to its shareholders is dividends it receives from the Bank. For that reason, the Company’s ability to pay dividends effectively is subject to the same limitations that apply to the Bank.

In general, the Bank may pay dividends only from its undivided profits. However, if its surplus is less than 50% of its paid-in capital stock, the Bank’s directors may not declare any cash dividend until it has transferred to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.

Federal law prohibits the Bank from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (the “FDIA”). Also, if in the FDIC’s opinion an insured bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. (See “—Prompt Corrective Action” below.) The FDIC has issued policy statements which provide that insured banks generally should pay dividends only out of their current operating earnings. Also, under the FDIA no dividend may be paid by an FDIC-insured bank while it is in default on any assessment due the FDIC. The Bank’s payment of dividends also may be affected or limited by other factors, such as events or circumstances that lead the FDIC to require the Bank to maintain its capital above regulatory guidelines.

In the future, the Company’s ability to declare and pay cash dividends will be subject to its Board of Directors’ evaluation of its operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and other relevant considerations.

Capital Adequacy. The Company and the Bank are required to comply with the FRB’s and FDIC’s capital adequacy standards for bank holding companies and insured banks. The FRB and FDIC have issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for us or the Bank to be considered in compliance with regulatory capital requirements.

Under the risk-based capital guidelines, the minimum ratio (“Total Capital Ratio”) of an entity’s total capital (“Total Capital”) to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of “Tier 1 Capital.” Tier 1 Capital includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remaining Total Capital may consist of “Tier 2 Capital” which includes certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank or bank holding company that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and various other intangible assets, is 3.0% for entities that meet specified criteria, including having the highest regulatory rating. All other entities generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets. A bank’s “Tangible Leverage Ratio” (deducting all intangibles) and other indicators of capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The FRB and the FDIC also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluating capital adequacy. Banks with excessive interest rate risk exposure must hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

Capital categories of financial institutions are determined only for the purpose of applying the “prompt corrective action” rules described below which have been adopted by the various federal banking regulators, and they do not necessarily constitute an accurate representation of overall financial condition or prospects for other purposes. A failure to meet capital guidelines could subject the the Bank to a variety of enforcement remedies under those rules, including issuance of a capital directive, termination of FDIC deposit insurance, a prohibition on taking brokered deposits, and other restrictions on the Bank’s business. As described below, substantial additional restrictions can be imposed on banks that fail to meet applicable capital requirements.

Prompt Corrective Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and it is required to take various supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of any actions taken will depend on the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is considered “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see “—Capital Adequacy” above), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be deemed to be in a lower capitalization category than indicated by its actual capital position if it receives an unsatisfactory examination rating.

A bank categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in new lines of business, other than in accordance with an accepted capital restoration plan or with the FDIC’s approval. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that is necessary to carry out the purpose of the law. On December 31, 2009, the Bank’s capital ratios were at levels to qualify it as “well capitalized.”

Reserve Requirements. Under the FRB’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. As of January 1, 2010 no reserves are required on the first $10.7 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances between $10.7 million and $55.2 million, and reserves equal to 10.0% on aggregate balances in excess of $55.2 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of the Bank’s assets that are available for lending and other investment activities.

Federal Deposit Insurance. The Bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the Bank pays assessments to the FDIC for that insurance coverage. Under the Act, the FDIC may terminate the Bank’s deposit insurance if it finds that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) changed the Federal deposit insurance system by, among other things:

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”);

•	raising the level of Federal deposit insurance coverage for retirement accounts to $250,000;

•	establishing a range of 1.15% to 1.50% within which the FDIC must set and maintain the required reserve ratio for the DIF;

•

requiring that, if the DIF reserve ratio falls, or within six months is expected to fall, below the statutorily required minimum of 1.15%, the FDIC must adopt a restoration plan that provides for the DIF to be restored; and

•

eliminating restrictions on premium rates based on the DIF reserve ratio, and giving the FDIC discretion to price deposit insurance according to the risk posed to the DIF by each insured institution, regardless of the DIF reserve ratio.

During October 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage for all accounts from $100,000 to $250,000 per depositor until December 31, 2009. During May 2009, that increased coverage was extended until December 31, 2013, at which time it will return to $100,000 for all accounts other than retirement accounts for which FDIRA permanently increased the basic coverage to $250,000.

FDIC Temporary Liquidity Guarantee Program. During 2008, the FDIC implemented its Temporary Liquidity Guarantee Program (TLGP), which applies to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out of the TLGP or the FDIC has terminated their participation. The Bank chose to participate in the TLGP. Under the original terms of the transaction account guarantee component of the TLGP, all noninterest-bearing transaction accounts would be insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amount. During August 2009, the FDIC extended the transaction account guarantee component of the TLGP through June 30, 2010.

FDIC Insurance Assessments. Under FDIRA, the FDIC uses a risk-based assessment system to determine the amount of the Bank’s deposit insurance assessment based on an evaluation of the probability that the Bank will cause a loss to the DIF. That evaluation takes into consideration risks attributable to different categories and concentrations of the Bank’s assets and liabilities and any other factors the FDIC considers relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the deposit insurance assessments paid by the Bank.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount the Bank pays for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance fund.

During 2008, and because the DIF reserve ratio had fallen below the minimum of 1.15% mandated by FDIRA, the Board of Directors of the FDIC adopted a restoration plan to return the reserve ratio to that minimum level required by FDIRA within five years. During February 2009, the Board amended its restoration plan to provide for the minimum DIF reserve ratio to be restored within seven years and voted to impose a special assessment on insured institutions of 20 basis points, and to increase regular assessment rates for 2009. However, during May 2009, the special assessment was reduced to 5 basis points on each insured institution’s assets minus its Tier 1 capital as of

June 30, 2009, but not more than 10 basis points of the institution’s assessment base for the second quarter of 2009. The special assessment was payable on September 30, 2009.

During October 2009, the FDIC again amended its restoration plan to provide for the minimum DIF reserve ratio to be restored within eight years, and adopted a uniform 3 basis point increase in regular assessment rates effective January 1, 2011. During November 2009, the FDIC amended its regulations to require that insured institutions prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009.

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act which, among other things, limits the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the FRB;

•	the amount of a bank’s loans or extensions of credit to third parties collateralized by securities or obligations of the bank’s affiliates; and

•	a bank’s issuance of a guarantee, acceptance or letter of credit for its affiliates.

The total amount of these transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank also must comply with other provisions under Section 23A designed to prevent the Bank’s taking of low-quality assets from an affiliate.

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit a bank or its subsidiaries generally from engaging in transactions with its affiliates unless those transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as would apply in comparable transactions with nonaffiliated companies.

Federal law also restricts the Bank’s ability to extend credit to its and the Company’s executive officers, directors, principal shareholders and their related interests. These credit extensions (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Interstate Banking and Branching. The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”), permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to provisions that cap at 10.0% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30.0% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30.0% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to prohibit interstate branching in that state by merger by enacting legislation to that effect. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services it believes are best suited to its particular community. The CRA requires the federal banking regulators, in their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination during 2007.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in the United States on September 11, 2001. The Act strengthened the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Act’s impact on all financial institutions is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency requirements and imposes various other regulatory requirements, including standards for verifying customer identification at account opening, and rules promoting cooperation among financial institutions, regulators and law enforcement agencies in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 became effective on July 30, 2002. It addressed accounting, corporate governance and disclosure issues and imposed significant requirements on all public companies. Some provisions of the Act became effective immediately while others are still being implemented.

In general, the Sarbanes-Oxley Act mandated important corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established specific responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a regulatory body to oversee auditors of public companies. It enhanced SEC enforcement tools, criminal penalties for federal mail, wire and securities fraud, and criminal penalties for document and record destruction in connection with federal investigations. It also lengthened the statute of limitations for securities fraud claims and provided new corporate whistleblower protection.

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including the company, have been and will continue to be significant in terms of the time, resources and costs associated with compliance. Because the Act, for the most part, applies equally to larger and smaller public companies, the Company will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its markets.

Available Information

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

The total net book value of the Bank’s furniture, fixtures, leasehold improvements, land, buildings and equipment at December 31, 2009 was approximately $7.1 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance. Additional information about this property is set forth in Note (F) to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, which note is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

As previously disclosed in our 2008 Annual Report on Form 10-K, on July 22, 2008, the Company and the Bank filed a civil action in the Superior Court of Alamance County, North Carolina, against their former President and Chief Executive Officer whose employment was terminated for cause during 2007. The Company’s lawsuit alleged claims (which involved amounts that were not material to the Company’s financial condition or results of operations). On July 24, 2008, the former officer filed a claim for arbitration pursuant to his employment agreement with the Bank, disputing that there was cause for the termination of his employment and seeking to be paid additional salary and benefits under the agreement and other compensatory agreements between him and the Bank.

On December 31, 2009, the former officer voluntarily dismissed the arbitration proceeding, with prejudice. On January 19, 2010, the Bank voluntarily dismissed its civil action. Those dismissals resolved all matters between the parties that were the subject of those proceedings. No payments were made by either party to the other in connection with the dismissals.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There currently is a limited trading market for the Company’s common stock, and there can be no assurance that a more active market will develop. The Company’s common stock is traded in the over-the-counter markets, with prices for the stock being published on the OTC Bulletin Board under the symbol “MCFI.” There were 1,671 stockholders of record as of January 29, 2010, not including the persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The table below presents the high and low closing prices for the Company’s common stock as published on the OTC Bulletin Board for each quarter in the years ended December 31, 2009 and 2008. The prices in the table have been adjusted to reflect declared stock splits in the form of stock dividends in 2007.

	High	Low
2009
First quarter	$7.50	$4.05
Second quarter	$7.00	$4.50
Third quarter	$7.10	$5.25
Fourth quarter	$6.35	$4.00

2008
First quarter	$11.55	$10.00
Second quarter	$11.20	$8.57
Third quarter	$10.10	$8.00
Fourth quarter	$9.60	$7.00

Since it was organized in 2002, the Company has retained its earnings as additional capital to support growth in its earning assets, and it has not paid any cash dividends on its common stock. Information regarding regulatory restrictions on the Company’s and the Bank’s abilities to pay cash dividends is contain in this report under the captions “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above, and in NOTE P to the Company’s financial statements included in this Report under Item 8. Although the Company is a legal entity separate and distinct from the Bank, the Company’s principal source of funds with which it could pay cash dividends would be the dividends the Company receives from the Bank. For that reason, the Company’s ability to pay dividends effectively is subject to the same limitations that apply to the Bank. In the future, in addition to the regulatory considerations referenced above, the Company’s ability to declare and pay cash dividends will be subject to the Board of Directors’ evaluation of the Company’s and the Bank’s operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and other relevant considerations, as well as to changes in applicable statutes, regulations or regulatory policies that could have a material effect on the Company’s and the Bank’s business.

Recent Repurchase of Company’s Securities

The Company did not repurchase any of its securities in the last quarter of the fiscal year ending December 31, 2009.

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

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Total interest income	$27,583	$29,616	$31,053	$27,061	$19,208
Total interest expense	10,440	15,294	17,721	14,241	8,327

Net interest income	17,143	14,322	13,332	12,820	10,881
Provision for loan losses	4,455	1,665	425	394	1,373

Net interest income after provision	12,688	12,657	12,907	12,426	9,508
Noninterest income	2,787	2,220	2,627	2,304	2,683
Noninterest expense	12,281	9,462	8,305	9,077	8,546

Income before income taxes	3,194	5,415	7,229	5,653	3,645
Provision for income taxes	818	1,741	2,342	1,757	1,277

Net income	2,376	3,674	4,887	3,896	2,368
Dividends on preferred stock	417	417	417	417	104

Net income available to common shareholders	$1,959	$3,257	$4,470	$3,479	$2,264

Per Share Data (1):
Earnings per common share - basic	$0.40	$0.66	$0.98	$0.80	$0.53
Earnings per common share - diluted	0.40	0.66	0.92	0.73	0.48
Market price
High	7.50	11.55	19.60	18.18	12.37
Low	4.00	7.00	9.00	10.51	8.44
Close	4.62	7.50	9.50	15.80	10.36
Book value - common shares	7.23	6.57	6.13	5.20	4.25

Weighted average common shares outstanding
Basic	4,927,828	4,915,350	4,548,565	4,348,128	4,299,522
Diluted	4,930,310	4,916,876	4,851,738	4,775,853	4,669,601

Selected Year-End Balance Sheet Data:
Total assets	$541,004	$540,847	$467,186	$420,850	$370,440
Loans, held to maturity	438,087	434,662	371,714	313,572	279,962
Allowance for loan losses	7,307	5,632	4,462	4,222	4,090
Deposits	465,020	467,948	373,897	339,275	300,262
Short-term borrowings	520	—	19,000	25,000	10,000
Long-term debt	33,764	33,764	38,764	26,764	34,764
Shareholders’ equity	40,185	37,143	33,150	28,259	23,093

Selected Average Balances:
Total assets	$550,607	$506,581	$447,442	$397,514	$329,395
Loans, net	441,704	405,119	344,620	301,405	252,914
Total interest-earning assets	523,692	486,979	427,142	379,168	309,935
Deposits	475,012	425,790	370,128	329,724	264,730
Total interest-bearing liabilities	467,372	432,436	380,288	338,283	280,412
Shareholders’ equity	38,614	35,830	29,901	24,550	19,743
Shareholders’ equity less average preferred equity	33,795	31,011	25,082	19,731	17,910

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Performance Ratios:
Return on average assets	0.43%	0.73%	1.09%	0.98%	0.72%
Return on average equity excluding preferred equity	5.80%	10.50%	17.82%	17.63%	12.64%
Net interest spread	3.03%	2.54%	2.61%	2.93%	3.23%
Net interest margin	3.27%	2.94%	3.12%	3.38%	3.51%
Noninterest income to total net revenue	13.98%	16.14%	16.46%	15.23%	19.78%
Noninterest income to average assets	0.51%	0.54%	0.59%	0.58%	0.81%
Noninterest expense to average assets	2.23%	1.97%	1.86%	2.28%	2.59%

Asset Quality Ratios:
Nonperforming loans to period-end loans	1.68%	0.72%	0.19%	0.25%	0.08%
Allowance for loan losses to period-end loans	1.67%	1.30%	1.20%	1.35%	1.46%
Allowance for loan losses to nonperforming loans	99.50%	180.34%	637.43%	531.74%	1725.74%
Nonperforming assets to total assets	1.89%	0.88%	0.21%	0.74%	0.83%
Net loan charge-offs to average loans	0.63%	0.12%	0.05%	0.05%	0.09%

Capital Ratios:
Total risk-based capital	11.93%	11.19%	11.48%	11.28%	11.34%
Tier 1 risk-based capital	10.67%	9.97%	10.37%	10.12%	9.90%
Leverage ratio	8.79%	8.68%	8.95%	8.73%	8.64%
Equity to assets ratio	7.43%	6.87%	7.10%	6.71%	6.23%

Other Data:
Number of banking offices	8	8	8	8	6
Number of full time equivalent employees	82	79	77	71	69

(1)	All per share data has been restated to reflect the effects of a stock split effected in the form of a 25% stock dividend in 2005, a stock split effected in the form of a 10% stock dividend in 2006 and a 25% split effected dividend in January 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Significant accomplishments

In the opinion of its management, the Company’s most significant accomplishments during 2009, which are discussed in more detail in this Item 7, were as follows:

•	Reduced concentration of wholesale funding by $24.1 million or 11.6%

•	Reduced concentration of construction loan portfolio by 26.4% or $24.3 million

•	Average non-interest bearing deposits increased 18.2%

•	Improved interest margin to 3.27% from 2.94%

Challenges.

The Bank has achieved significant growth without the advent of acquisitions or mergers since first opening its doors in 1997. The financial industry in general is faced with many uncertainties and challenges. As management plans its strategic goals and objectives, future expectations of economic activity, and how these uncertainties could impact the Company’s performance, must be taken into consideration. The challenges that we believe are most likely to have an impact on the operations of the Company in the foreseeable future are presented below:

•	Sustaining profitable growth

•	Managing margins in an abnormally low interest rate environment

•	Competition from bank and non-bank entities, including fierce price competition

•	Uncertainty of real estate values

•	Obtaining adequate funding of asset growth

•	Maintaining liquidity during an uncertain economic environment

•	Managing equity in an unpredictable capital market

•	Managing asset quality during a period of economic uncertainty

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

FINANCIAL CONDITION

DECEMBER 31, 2009 AND 2008

The Company’s total assets totaled $541.0 million at year-end 2009 a modest increase of $157,000, or .03%, when compared to year-end 2008. Loans, excluding those held for sale, increased by $3.4 million, or 0.78%, from $434.7 million at the beginning of the year to $438.1 million at year end. The change in loans was composed principally of increases of $18.6 million in commercial mortgage loans, $7.8 million in residential mortgage loans (including income producing properties) and $934,000 in commercial and industrial loans, offset by decreases of $24.4 million in construction loans and $923,000 in loans to individuals, all of which are segments of lending the Company targets and intends to continue targeting in the future. Investment securities decreased by $405,000, or 0.57%, from $71.1 million to $70.7 million. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities, were 14.82% of total assets, at December 31, 2009 and 16.05% at December 31, 2008. The Bank, as a member of the FHLB of Atlanta, has an investment of $2.3 million in FHLB stock. The Bank’s investment in life insurance used to offset the cost of employee benefit plans, increased by $286 thousand during 2009 to $8.3 million. The increase was due to an increase in the cash surrender value of the policies. Other assets increased $4.6 million over 2008. The components of other assets that incurred significant change include other real estate owned which increased $1.3 million or 78.0% over 2008 year-end, reflecting the distressed economy affecting the industry; prepaid expense increased $3.0 million from 2008 year-end, resulting from a 3-year prepayment of FDIC insurance premiums paid December 2009.

Deposits decreased a modest $2.9 million during 2009. However, the mix of deposits showed significant improvement as total transactional accounts comprised of noninterest-bearing demand accounts and interest-bearing demand accounts increased $65.1 million or 53.60%, from $121.4 million at December 31, 2008 to $186.5 million at December 31, 2009. Individually, noninterest-bearing demand accounts decreased $1.4 million, or 3.34%, interest bearing demand accounts increased 66.5 million, or 84.94%, savings accounts increased $2.5 million or 42.91%, and time deposits decreased $70.5 million or 20.69% over the amount of these deposits at December 31, 2008. The Bank also used wholesale brokered certificates of deposit and advances from the FHLB of Atlanta, Georgia as funding sources during 2009 to serve as a secondary source of funding asset growth. Borrowings from the FHLB remained unchanged at $25.0 million at December 31, 2009. Wholesale brokered certificates of deposit decreased $21.0 million or 17.03% and comprised approximately 22.02% of total deposit balances. Typically brokered certificates of deposit have similar terms to retail certificates of deposit issued in the Bank’s local markets, with rates marginally lower than local market certificates of deposit rates.

Total shareholders’ equity increased by $3.0 million, or 8.04%, during 2009. All capital ratios continue to place the Company and the Bank in excess of the minimum required to be a well-capitalized institution by regulatory measures. The Company issued $4.8 million in Non-Cumulative Perpetual Preferred Stock on August 15, 2005 and $8.5 million in Trust Preferred Securities during prior years, so as to remain “well capitalized” under regulatory capital guidelines without diluting existing shareholders’ ownership. The Trust Preferred Securities and Preferred Stock should provide sufficient capital to retain a “well-capitalized” designation as defined by regulatory capital guidelines for the foreseeable future. The Trust Preferred Securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a qualifying security in a consolidated subsidiary. The junior subordinated debentures issued to guarantee the Trust Preferred Securities do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding any potential implications FASB Accounting Standards Codification™ (ASC) Topic 810 may have on reporting trust preferred securities on financial statements, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust-preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under FDIC guidelines.

NET INTEREST INCOME

Similar to most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2009, 2008 and 2007, average interest-earning assets were $523.7 million, $487.0 million and $427.1 million, respectively. During these same years, the Bank’s net yields on average interest-earning assets were 3.27%, 2.94% and 3.12%, respectively. The increase in net yields from 2008 to 2009 is a reflection of the dramatic decrease in interest rates over the year. An overall increase in spread which is the difference between yields earned on interest bearing assets less the interest paid on interest bearing liabilities was strongly influenced by the Bank’s concerted effort to increase lower cost transactional accounts during 2009. The Bank’s balance sheet is well positioned for changes in interest rates. When interest rates change, the Bank’s earnings and net yields remain stable as the Bank’s ratio of interest-earning assets to interest-bearing liabilities is well matched under all interest rate environments and time periods measured by the Bank.

Table 2, following this discussion, “Average Balances and Net Interest Income”, presents an analysis of the Bank’s net interest income for 2009, 2008 and 2007.

Table 3, following this discussion, “Volume and Rate Variance Analysis”, shows the amounts of changes in net interest income due to changes in volume and rates and illustrates that the change in the average rate of loans was offset by the decrease in average deposit rates. These two variables were the predominant factors in the higher amount of net interest income realized by the Bank in 2009, when compared to 2008.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 AND 2008

Overview. The Company reported net income available to common shareholders of $2.0 million, or $0.40 per diluted common share, for the year ended December 31, 2009, compared with net income available to shareholders of $3.3 million, or $0.66 per diluted common share, for 2008, a decrease of $1.3 million or $0.26 per diluted share.

Net Interest Income. Net interest income increased to $17.1 million for the year ended December 31, 2009, a $2.8 million or 19.70% increase from the $14.3 million earned in 2008. Total interest income benefited from moderate growth in the level of average earning assets offset by significantly lower liability yields caused by historically low interest rates during the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely, a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Interest rate increases will generally result in an immediate increase in the Bank’s interest income on loans, with a more delayed impact on interest expense because increases in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $36.7 million, or 7.53%, during 2009 compared to 2008, while the average yield decreased by 81 basis points from 6.08% to 5.27%. As interest rates remained very low during 2009, the average rate on loans repriced and decreased year over year. The average rate on investment securities decreased in 2009 compared to 2008 reflecting the lower reinvestment yields available for securities purchased or reinvested during the year. Average total interest-bearing liabilities increased by $34.9 million, or 8.07%, a slightly higher growth rate than average interest-earning asset balances. The average cost of interest-bearing liabilities decreased by 131 basis points from 3.54% to 2.23%. With the cost on interest bearing liabilities decreasing more significantly than the yield on earning assets, the Bank’s net interest margin increased by 33 basis points. For the year ended December 31, 2009, the net interest margin was 3.27%, while for the year ended December 31, 2008, the net interest margin was 2.94%. Table 3 reflects the volume and rate variances from 2009 vs. 2008.

Provision for Loan Losses. The Bank recorded $4.5 million in the provision for loan losses in 2009, an increase of $2.8 million from the $1.7 million provision made in 2008. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2009, large provisions were made each quarter in response to the weakened economy and real estate market. Specifically, builder/construction loans experienced a significant deterioration in their collateral values and many developers experienced decreased rates of building lot inventory turn-over. Although the bank reduced its total exposure to construction loans by $24.3 million or 26.4% from $91.9 million at December 31, 2008 to $67.6 million at December 31, 2009, significant risk to property value depreciation continues to persist in the Company’s construction loan portfolio. Real estate developers’ ability to service debt for extended time periods remains tentative as cash flows have deteriorated. Total loans outstanding, net of loans held for sale, increased by $3.4 million in 2009 and by $62.9 million in 2008. At December 31, 2009, the allowance for loan losses was $7.3 million, an increase of $1.7 million, or 29.74%, from the $5.6 million at the end of 2008. The allowance represented 1.66% and 1.30%, respectively, of loans outstanding at the end of 2009 and 2008, net of loans held for sale. The increase in the allowance is reflective of the on going economic and real estate market deterioration experienced locally as well as nationally and internationally. At December 31, 2009, the Bank had $7.3 million in non-accrual loans. In 2008, the Bank had $3.1 million in non-accrual loans. For a more detailed discussion of the provision of loan losses and the established reserve, see the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. Non-interest income increased to $2.8 million for the year ended December 31, 2009 compared to $2.2 million for the year ended December 31, 2008, an increase of $567,000 or 25.54%. A significant factor in the increase in total non-interest income was the reduction in Other Than Temporary Impairment (OTTI) of private label collateralized mortgage obligation securities. OTTI recognized in 2009 was $148,000, which is a decrease of $342,000, a 69.79% improvement compared to the 2008 OTTI write down of $490,000. The decrease in the determination of OTTI was influenced by the adoption of ASC Topic 320-10-65-1 (formerly referred to as FSP FAS 115-2) effective January 1, 2009. Prior to January 1, 2009, if an investment was determined to be other than temporarily impaired, then the difference between the book value and market value was recognized as an OTTI loss in earnings. Beginning January 1, 2009, if an investment in a debt security was deemed to be other than temporarily impaired, then the difference between the book value and market value was further evaluated to identify the portion that related to credit deterioration. Only the portion related to credit deterioration is recognized through earnings. The cumulative effect of the change in accounting principle was an opening adjustment of $211,000, net of tax, to increase retained earnings. During 2009 the portion of OTTI that was determined to be credit-related and thus recognized in earnings was $148,000. Mortgage operations income increased to $800 thousand in 2009, from $571 thousand in 2008, reflecting the impact of government initiated first time home buyer incentives and attractive refinancing rates available in the mortgage origination market. Service charges on deposit accounts in 2009 were $910,000, a decrease of $242,000, or 21.01%, compared to $1.2 million in 2008 reflecting the competitive market for attracting and retaining demand deposit accounts. Other non-interest income increased $272,000 in 2009 reflecting a receipt of a one time insurance claim for $252,000. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2009, 2008 and 2007.

Non-Interest Expenses. Non-interest expenses totaled $12.3 million for the year ended December 31, 2009, an increase of $2.8 million over the $9.5 million reported for 2008. Noninterest expense of $12.3 million, excluding the effect of the $349,000 loss on sale of other real estate increased $1.9 million for 2009, compared to noninterest expense of $9.5 million, excluding the effect of the $536,000 gain on sale of other real estate in 2008. Salaries and employee benefits increased $239,000 primarily resulting from increases in fair value expenses of Stock Options issued in 2009. Professional and other services increased $184,000 or 33.45% primarily due to expenses incurred to increases in audit and legal fees and proceedings. Deposit and other insurance expense increased $848,000 or 196.30% because of increased FDIC premiums and the special assessment imposed during 2009. Occupancy and equipment expense increased by $449,000 due to increases in maintenance costs and additional lease expense incurred with the relocation of our Green Valley Office located in Greensboro and new software licensure expenses. Data processing and other outside services increased $144,000, or 18.30%, due primarily to costs associated with the reconfiguration and relocation of the Bank’s data processing servers as well as the implementation of a significantly enhanced business and disaster recovery plan. Advertising expense decreased $49,000 reflecting new marketing strategies and programs during 2009. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2009, 2008 and 2007.

Income Taxes. The provision for income tax was $818,000 in 2009 and $1.7 million in 2008. The effective tax rates were 25.6% and 32.2%, respectively, on income before income taxes. The decrease in the effective tax rate for 2009 reflects an increase in the proportion of tax-exempt income to total income for 2009 over 2008.

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

Non-Interest Income. Non-interest income decreased to $2.2 million for the year ended December 31, 2008 compared to $2.6 million for the year ended December 31, 2007, a decrease of $407,000 or 15.49%. An Other Than Temporary Impairment of private label collateralized mortgage obligation securities in the amount of $490,000, was recognized in 2008. Excluding the Other Than temporary Impairment, non-interest income increased $83,000 or 3.2% for 2008. Mortgage operations income decreased to $571 thousand in 2008, from $600 thousand in 2007, reflecting a softening in the overall mortgage origination market. Service charges on deposit accounts in 2008 were $1.2 million, an increase of $94,000, or 8.9%, compared to $1.1 million in 2007 reflecting the positive results of a focused marketing effort to increase demand deposit accounts. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2008, 2007 and 2006.

Non-Interest Expense. Non-interest expense totaled $9.5 million for the year ended December 31, 2008, an increase of $1.2 million over the $8.3 million reported for 2007. Adjusting non-interest expense for a one-time adjustment of $905,000 related to the reversal of accrued benefits for a former executive officer, non-interest expense for 2007 would have totaled $9.2 million, reflecting an increase of $252,000 or 2.73% for 2008. Substantially all of this increase resulted from the Bank’s growth and development during 2008 and 2007. Personnel costs after the one-time adjustment of $905 thousand related to the reversal of accrued benefits for a former executive officer increased by $3,000 in 2008. Professional and other services increased $74,000 or 15.6% primarily due to expenses incurred related to the preparation of anticipated regulatory changes and increases in legal fees and proceedings. Deposit and other insurance expense increased $80,000 or 22.7% because of increased FDIC premiums. Occupancy and equipment expense increased by $51,000 due to increases in maintenance costs and additional lease expense incurred with the relocation of our Green Valley Office located in Greensboro, NC. Data processing and other outside services decreased $19,000, or 1.7%, due to the renegotiation of our bank platform operating system contract. Advertising expense increased $131,000 reflecting new marketing strategies and programs during 2008. A gain on sale of other real estate was recognized in the amount of $536 and $481 respectively for 2008 and 2007. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2009, 2008 and 2007.

Income Taxes. The provision for income tax was $1.7 million in 2008 and $2.3 million in 2007. The effective tax rates were 32.2% and 32.4%, respectively, on income before income taxes.

LIQUIDITY

The Bank’s sources of liquidity are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan and securities repayments, are used to fund loans and continuing operations. At December 31, 2009, the Bank had credit availability with the Federal Reserve Bank of $74.6 million and the FHLB of $167.2 million, with $25.0 million outstanding.

Total deposits were $465.0 million and $467.9 million at December 31, 2009 and 2008, respectively. The Bank’s deposits decreased 0.63% in 2009. Because the Bank’s organic deposit growth was sufficient in amount to meet the total funding needs of the Bank’s asset growth, the Bank reduced its exposure to alternative funding sources during 2009. The Bank reduced its total wholesale funding sources in 2009 by $24.0 million or 11.60%. Total wholesale funding was $183.0 million at December 31, 2009 compared to $207.1 million at December 31, 2008. The Bank will continue to evaluate all funding sources for cost, accessibility, dependability and efficiency. Brokered certificates of deposits decreased $21.0 million during 2009, from $123.4 million in 2008 to $102.4 million in 2009, a decrease of 17.03%. Brokered deposits as a percent of assets decreased from 22.82% in 2008 to 18.92% in 2009.

At December 31, 2009 and 2008, time deposits represented 58.11% and 63.0%, respectively, of the Bank’s total deposits. Certificates of deposit of $100,000 or more represented 48.8% and 59.9%, respectively, of the Bank’s total deposits at December 31, 2009 and 2008. At December 31, 2009, the Bank had $20.8 million in public deposits and $102.4 million in brokered time deposits. These sources of funds are generally considered to be less stable than deposits from the Bank’s local markets. However, management believes that other non-traditional funding time deposits are relationship oriented. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity. The Bank’s aggregate wholesale funding comprised of brokered CD’s, wholesale NOW accounts, FHLB advances, FRB discount window borrowings and CDARS accounts (Certificate of Deposit Account Registry Service) as a percentage of total assets decreased to 33.9% in 2009 from 38.3% in 2008. The wholesale funding aggregate decrease is due primarily to an increase in traditional deposits resulting from our customer base’s recognition of MidCarolina’s consistent performance during a difficult economic period.

Management anticipates that the Bank will continue to utilize non-local market funding sources such as wholesale NOW accounts, CDARS, FHLB advances, FRB advances and brokered certificates of deposits as a less costly diversified funding source to complement the Bank’s local market deposits. Deposits, loan repayments, mortgage-backed securities prepayments, bond maturities, FHLB advances, FRB discount window borrowings and current earnings will be employed to provide liquidity, generate loans, purchase securities, procure fixed assets and meet other operating needs incurred in normal banking activities.

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

CAPITAL RESOURCES

At December 31, 2009 and 2008, shareholders’ equity of the Company totaled $40.2 million and $37.2 million, respectively. The Company’s equity to asset ratio on those dates was 7.42% and 6.9%, respectively, reflecting the Company’s moderate growth during 2009. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1 - DESCRIPTION OF BUSINESS — SUPERVISION AND REGULATION.” Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank.

All capital ratios place the Bank in excess of minimum requirements to be classified as “well capitalized’ by regulatory measures. The Bank’s Tier-1leverage ratio was 8.67% at December 31, 2009.

Note P to the accompanying consolidated financial statements presents an analysis of the Bank’s regulatory capital position as of December 31, 2009 and 2008. Management anticipates that the Bank will remain “well-capitalized” for regulatory purposes throughout 2009.

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

Based on the results of the income simulation model, as of December 31, 2009, due to the extremely low interest rate environment, the Bank would expect a decrease in net interest income of $376,000 if interest rates increase from current rates by an instantaneous 100 basis points and an increase in net interest income of $547,000 thousand if interest rates decrease from current rates by an instantaneous 100 basis points.

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

Table 7, following this discussion, “Interest Rate Sensitivity Analysis”, sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period. Negotiable order of withdrawal or other transaction accounts are also assumed to be rate sensitive and are placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Bank is asset sensitive within three months, liability sensitive over three months to twelve months, asset sensitive within twelve months and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest-bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its income simulation model when managing its exposure to changes in interest rates. The Bank does not normally make interest rate predictions, or take undue risk on potential changes in interest rate direction. The Bank is currently neutral in its rate sensitivity. Should interest rates increase or decrease, the Bank’s earnings, margins and spreads would be positively impacted.

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

Table 9, “Loan Maturities”, following this discussion, presents, at December 31, 2009, (i) the aggregate maturities or re-pricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates.

Commercial and Industrial Loans. At December 31, 2009, the Bank’s commercial and industrial loan portfolio equaled $64.2 million, or 14.6% of total loans, as compared with $63.2 million, or 14.6% of total loans, at December 31, 2008. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

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

Residential 1- 4 family loans are classified into two categories: conforming loans, that are originated under the underwriting guidelines established by FNMA, FHLMC or GNMA and held for sale and nonconforming loans that are originated and retained in the Bank’s loan portfolio. The terms “conforming” and “nonconforming” do not refer to credit quality, but rather to whether the loan is underwritten so that it can be sold in the secondary market. At December 31, 2009, the Bank had $228,000 loans held for sale while nonconforming loans held in the Bank’s permanent portfolio amounted to $442,000. The Bank’s permanent residential mortgage loans are generally secured by properties located within the Bank’s market area. Most of the one to four family residential mortgage loans that the Bank makes are conforming loans and are sold within 30 days of closing to a correspondent bank. The Bank originated 288 loans in the amount of $51.5 million for sale in the secondary market during 2009. The Bank receives a fee for each loan originated, with fees aggregating $800,000 for the year ended December 31, 2009 and $571,000 for the year ended December 31, 2008. The Bank anticipates that it will continue to be an active originator of residential loans. Nonconforming residential mortgage loans that are retained in the Bank’s loan portfolio generally have rate terms of five years or less, with amortizations up to 20 years.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans amounted to $174.9 million at December 31, 2009. These loans are secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guarantee of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate usually involve a greater degree of risk than 1-4 family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

The President and the Chief Credit Officer each have the authority to approve loans up to $400 thousand. The President in conjunction with the Chief Credit Officer have the combined authority to approve loans up to $2 million which is the maximum staff, in-house lending limit set by the Board of Directors. The Board’s Loan Committee approves all loans in excess of the staff’s in-house lending limit. The Committee consists of the President, the

Chairman and Vice Chairman of the Bank’s Board and six outside directors as appointed by the Board of the Bank

Additionally, all loans of $50 thousand or greater and all loans with relationship exposure of $200,000 or above are reviewed by the Management Loan Committee comprised of the President, Chief Credit Officer, and the Senior Commercial Loan Officers for Alamance County and Guilford County. The Bank’s Loan Committee reviews all loans with total exposure of $1.0 million or greater and approves all loans with total exposure of $2.0 million or greater. The Bank’s legal lending limit was $13.9 million at December 31, 2009. The Bank seldom makes loans approaching its legal lending limit.

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

ASSET QUALITY

The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the lending policy as approved by the Bank’s Board of Directors. It is the responsibility of each loan officer to assign an appropriate risk grade to loans when originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality changes, it is the responsibility of Credit Administration to change the borrower’s risk grade accordingly. The process of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Bank’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. At December 31, 2009 the Bank had 24 loans on the Loan Watch List totaling $8.3 million comprised of 8 Builder/construction loans totaling $4.1 Million, 8 commercial and industrial loans for $3.7 million and 8 residential mortgage loans for $551,000. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Bank’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and are considered in the determination of the allowance for loan losses.

NONPERFORMING ASSETS

The Company’s total nonperforming assets increased $5.4 million to $10.2 million at December 31, 2009, from $4.8 million at December 31, 2008, reflecting the distressed economy mentioned previously. Non accrual loans, a subset of nonperforming assets comprised 71.9% of total nonperforming assets or $7.3 million. Other real estate owned comprised the remaining significant component of nonperforming assets in the amount of $2.9 million or 28.0% of total nonperforming assets. Restructured loans at December 31, 2009, which were not included in total nonperforming assets, consisted of two construction loans.

Table 10, “Nonperforming Assets”, following this discussion, sets forth, for the last five years, information with respect to the Bank’s nonperforming assets.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when management has serious concerns about the collectibility of principal or interest. Generally, the Bank’s policy is to place a loan on non-accrual status when the loan becomes 90 days past due. Loans are also placed on non-accrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rate when management anticipates that no loss of original principal will occur. Potential problem loans are defined as loans currently performing that are not included in non-accrual or restructured loans, but are loans that management has concerns as to the borrower’s ability to comply with present repayment terms. These loans could deteriorate to non-accrual, past due or restructured loans status. Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses. At December 31, 2008, the Bank identified $7.8 million in non-accrual loans. At December 31, 2008, the Bank identified $3.1 million in non-accrual loans.

Other real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2009, there were $2.9 million assets classified as real estate owned. At December 31, 2008, there were $1.6 million assets classified as real estate owned.

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

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 2008 and December 31, 2009, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 16.9% to 18.7%; commercial mortgage loans – 36.0% to 39.9%; construction loans – 21.1% to 15.4%; commercial and industrial loans – 14.6% to 14.6%; loans to individuals – 1.4% to 1.2%; and home equity lines of credit – 10.0% to 10.2%. For the past five fiscal years through 2009, the Bank’s loan loss experience has been similar to that of other peer banks in North Carolina, with net loan charge-offs in each year of ranging from 0.05% to 0.63% of average loans outstanding. Charge offs are typically recognized when it is the opinion of management that all or a portion of an outstanding loan becomes uncollectible. Loan repayment may be realized through a contractual agreement, or through liquidation of assets pledged as collateral. Net charge-offs totaled $495,000 or 0.12% of outstanding loans for 2008 and $2.8 million or 0.63% of outstanding loans for 2009. The Bank’s allowance for loan losses at December 31, 2008 of $5.6 million represents 1.30% of total loans outstanding, net of loans held for sale. The Bank’s allowance for loan losses at December 31, 2009 was $7.3 million or 1.67% of outstanding loans, net of loans held for sale. The allowance for loan losses as a percentage of loans outstanding increased in 2009 compared to 2008 due to an increase in loans outstanding as well as increases in non performing loans reflecting the decline in the local, national and international economic environment. Non performing loans increased $4.2 million during 2009 to $7.3 million compared to $3.1 million at December 31, 2008. $6.9 million of the non performing loans at December 31, 2009, or 93.6%, were concentrated in commercial real estate.

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

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, all of which are available for sale, consists primarily of U.S. government agency securities, mortgage-backed securities, private label collateralized mortgage obligations and securities issued by local governments. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify its investment securities as available for sale. Table 13, “Securities Portfolio Composition”, following this discussion, summarizes investment securities by type at December 31, 2009, 2008 and 2007.

Table 14, “Securities Portfolio Composition”, following this discussion, summarizes the amortized costs, fair values and weighted average yields of the Bank’s investment securities at December 31, 2009, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2009, there were no securities of any issuer (other than governmental agencies) held in the Bank’s portfolio that exceeded 10% of the Company’s shareholders’ equity.

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

Table 15, “Average Deposits”, following this discussion, sets forth for the for the years ended December 31, 2009, 2008 and 2007 the average balances outstanding and average interest rates for each major category of deposits.

Table 16, “Maturities of Time Deposits of $100,000 or More”, which follows this discussion, presents maturities of certificates of deposit with balances of $100,000 or more at December 31, 2009.

Borrowings. As additional sources of funding, the Bank uses advances from the FHLB under a line of credit equal to 30% of the Bank’s total assets, subject to qualifying collateral. The available aggregate line of credit was $167.2 million at December 31, 2009. Outstanding advances at December 31, 2009 totaled $25.0 million, $10.0 million maturing in 2010, bearing interest at a weighted average rate of 4.70%, $5 million maturing in 2011 at 2.37% and $10 million maturing in 2018 at 2.98%.The Bank had no daily rate credit advances outstanding at December 31, 2009. Pursuant to collateral agreements with the FHLB, at December 31, 2009, advances are secured by loans with a carrying amount of $110.8 million, which approximates market value. Advances outstanding at December 31, 2008 totaled $25.0 million.

The Bank also has a line of credit with the FRB through their discount window in the amount of $74.6 million. No borrowings were outstanding at December 31, 2009. The line of credit is secured by loans with a carrying amount of $95.4 million, which approximates market value.

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

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Significant accounting policies are described in Note B to the audited consolidated financial statements. These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities. Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses. The Company’s most significant critical accounting policy is the determination of the Bank’s allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions used in making a determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality,” “Analysis of Allowance for Loan Losses” and Note B to the consolidated financial statements contained in this Annual Report.

Other Than Temporary Impairment. We evaluate securities for other-than-temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the anticipated outlook for changes in the general level of interest rates, (4) whether, for debt securities, it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and (5) whether, for equity securities, our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Risks Associated with Loans. A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations. A dramatic fluctuation in real estate prices may affect loan collateral values as well as credit extension decisions related to homebuilding and construction segments of the Bank’s real estate loan portfolio.

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

MidCarolina Financial Corporation

Table 2

Average Balances and Net Interest Income (1)

($ in thousands)

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net	$441,704	$24,160	5.47%	$405,119	$25,763	6.36%	$344,620	$27,037	7.85%
Investment securities	70,289	3,378	4.81%	69,728	3,561	5.11%	72,013	3,581	4.97%
Interest-earning cash deposits	9,387	21	0.22%	9,678	131	1.35%	8,080	264	3.27%
Other	2,312	24	1.04%	2,454	161	6.56%	2,429	171	7.04%

Total interest-earning assets	523,692	27,583	5.27%	486,979	29,616	6.08%	427,142	31,053	7.27%

Other assets	26,915			19,602			20,300

Total assets	$550,607			$506,581			$447,442

Interest-bearing liabilities:
Deposits:
Demand deposits	112,438	1,510	1.34%	74,531	1,275	1.71%	80,529	2,796	3.47%
Savings deposits	6,663	20	0.30%	5,772	29	0.50%	6,024	60	1.00%
Fixed maturity deposits	312,282	7,648	2.45%	308,562	12,192	3.95%	249,096	12,501	5.02%
Short term borrowed funds	2,225	15	0.67%	9,807	288	2.94%	16,636	1,094	6.58%
Long term borrowed funds	33,764	1,247	3.69%	33,764	1,510	4.47%	28,003	1,270	4.54%

Total interest-bearing liabilities	467,372	10,440	2.23%	432,436	15,294	3.54%	380,288	17,721	4.66%

Noninterest-bearing deposits	43,629			36,925			34,479
Other liabilities	992			1,390			2,774
Stockholders’ equity	38,614			35,830			29,901

Total liabilities and stockholders’ equity	$550,607			$506,581			$447,442

Net interest income and interest rate spread		$17,143	3.03%		$14,322	2.54%		$13,332	2.61%

Net yield on average interest-earning assets			3.27%			2.94%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.05%			112.61%			112.32%

(1)	includes nonaccrual and nonperforming loans, the impact of which is not significant. Tax exempt income is not computed on a tax equivalent basis.

MidCarolina Financial Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2009 vs. 2008			Year Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$2,164	$(3,767)	$(1,603)	$4,297	$(5,571)	$(1,274)
Investment securities	28	(211)	(183)	(115)	95	(20)
Interest-earning cash deposits	(2)	(108)	(110)	37	(170)	(133)
Other	(5)	(132)	(137)	2	(12)	(10)

Total interest income	2,185	(4,218)	(2,033)	4,221	(5,658)	(1,437)

Interest expense:
Deposits
Demand deposits	579	(344)	235	(155)	(1,366)	(1,521)
Savings deposits	4	(13)	(9)	(2)	(29)	(31)
Fixed maturity deposits	119	(4,663)	(4,544)	2,667	(2,976)	(309)
Short term borrowed funds	(137)	(136)	(273)	(325)	(481)	(806)
Long term borrowed funds	—	(263)	(263)	259	(19)	240

Total interest expense	565	(5,419)	(4,854)	2,444	(4,871)	(2,427)

Net interest income increase (decrease)	$1,620	$1,201	$2,821	$1,777	$(787)	$990

MidCarolina Financial Corporation

Table 4

Noninterest Income

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Service charges on deposit accounts	$910	$1,152	$1,058
Mortgage operations	800	571	600
Investment brokerage fees	245	300	288
Increase in cash surrender value of life insurance	286	299	290

Core noninterest income	2,241	2,322	2,236

Securities gains (losses), net	63	29	8
Impairment on investment securities	(148)	(490)	—
Other noninterest income	631	359	383

Total noninterest income	$2,787	$2,220	$2,627

MidCarolina Financial Corporation

Table 5

Noninterest Expenses

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Salaries	$4,564	$4,338	$4,085
Employee benefits	1,062	1,049	1,299
Reversal of accrued employee benefits	—	—	(905)

Total salaries and benefits	5,626	5,387	4,479

Occupancy expense	979	699	428
Equipment expense	603	434	425
Other outside services	374	307	357
Data processing	931	787	774
Office supplies and postage	341	350	317
Deposit and other insurance	1,280	432	352
Professional and other services	734	550	476
Advertising	338	387	256
(Gain) loss on sale of Other real estate	349	(536)	(481)
Other	726	665	922

Total noninterest expenses	$12,281	$9,462	$8,305

MidCarolina Financial Corporation

Table 6

Contractual Obligations and Commitments

($ in thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	After 1 year through 3 Years	After 3 years through 5 Years	After 5 Years

Short-term borrowings	$520	$520	$—	$—	$—
Long-term debt	33,764	10,000	5,000	10,000	8,764
Operating leases	3,050	388	688	658	1,316

Total contractual cash obligations excluding deposits	37,334	10,908	5,688	10,658	10,080

Time deposits	340,751	326,322	14,429	—	—

Total contractual cash obligations	$378,085	$337,230	$20,117	$10,658	$10,080

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	On Demand or Within 1 Year	After 1 year through 3 Years	After 3 years through 5 Years	After 5 Years

Lines of credit and loan commitments (1)	$67,649	$30,394	$3,614	$—	33,641

(1)	includes financial standby letters of credit, net

MidCarolina Financial Corporation

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2009
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total

Interest-earning assets:
Loans and loans held for sale	$254,171	$65,466	$319,637	$118,678	$438,315
Securities available for sale	1,407	7,892	9,299	61,420	70,719
Other earning assets	10,170	—	10,170	—	10,170

Total interest-earning assets	$265,748	$73,358	$339,106	$180,098	$519,204

Interest-bearing liabilities
Fixed maturity deposits	$10,560	$112,440	$123,000	$147,260	$270,260
All other deposits	153,094	—	153,094	—	153,094
Borrowings	28,020	—	28,020	6,264	34,284

	$191,674	$112,440	$304,114	$153,524	$457,638

Interest sensitivity gap	$74,074	$(39,082)	$34,992	$26,574	$61,566
Cumulative interest sensitivity gap	74,074	34,992	34,992	61,566	61,566
Cumulative interest sensitivity gap as a percent of total interest-earning assets	14.27%	6.74%	6.74%	11.86%	11.86%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	138.65%	111.51%	111.51%	113.45%	113.45%

MidCarolina Financial Corporation

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Real Estate:
Construction loans	$67,635	15.43%	$91,933	21.15%	$80,051	21.49%	$71,348	22.61%	$67,170	23.92%
Commercial mortgage loans	174,926	39.92%	156,333	35.97%	140,198	37.63%	124,385	39.41%	100,292	35.71%
Home equity lines of credit	44,627	10.18%	43,290	9.96%	41,479	11.13%	33,090	10.49%	30,072	10.71%
Residential mortgage loans	81,377	18.56%	73,595	16.93%	57,342	15.39%	37,163	11.78%	38,656	13.76%
Residential mortgage loans held for sale	228	0.05%	—	0.00%	823	0.22%	2,016	0.63%	893	0.32%

Total real estate loans	368,793	84.14%	365,151	84.01%	319,893	85.86%	268,002	84.92%	237,083	84.42%
Commercial and industrial loans	64,173	14.64%	63,239	14.55%	46,893	12.59%	38,965	12.35%	38,929	13.86%
Loans to individuals for household, family and other personal expenditures	5,383	1.22%	6,306	1.44%	5,796	1.55%	8,625	2.73%	4,836	1.72%

Loans, gross	438,349	100.00%	434,696	100.00%	372,582	100.00%	315,592	100.00%	280,848	100.00%

Less unamortized net deferred loan origination (fees) costs	(34)		(34)		(45)		(4)		7

Total loans	$438,315		$434,662		$372,537		$315,588		$280,855

MidCarolina Financial Corporation

Table 9

Loan Maturities

($ In thousands)

	At December 31, 2009
	Due within one year		Due after one year but within five		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
By loan type:
Construction	$60,118	4.76%	$6,870	5.71%	$647	4.56%	$67,635	4.86%
Commercial mortgage	54,960	4.62%	107,790	6.33%	12,176	6.62%	174,926	5.81%
Commercial and industrial	40,983	4.45%	20,563	5.88%	2,627	5.75%	64,173	4.96%

Total	$156,061	4.63%	$135,223	6.23%	$15,450	4.56%	$306,734	5.42%

By interest rate type:
Fixed rate loans	$99,195		$134,421		$15,450		$249,066
Variable rate loans	56,866		802		—		57,668

	$156,061		$135,223		$15,450		$306,734

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

MidCarolina Financial Corporation

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2009	2008	2007	2006	2005
Nonperforming loans
Contruction	$4,301	$188	$700	$794	$237
Commercial mortgage	2,557	2,547	—	—	—
Residential mortgage	486	362	—	—	—
Commercial and industrial	—	26	—	—	—
Loans to individuals	—	—	—	—	—

Total nonperforming loans	7,344	3,123	700	794	237

Repossessed Assets	14	47	—	—	19
Other real estate owned	2,862	1,608	264	2,337	2,803

Total nonperforming assets	$10,220	$4,778	$964	$3,131	$3,059

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	7,307	5,632	4,462	4,222	4,090
Nonperforming loans to year end loans	1.68%	0.72%	0.19%	0.25%	0.80%
Allowance for loan losses to year end loans	1.67%	1.30%	1.20%	1.35%	1.46%
Nonperforming assets to loans and other real estate owned	2.32%	1.11%	0.27%	0.99%	1.08%
Nonperforming assets to total assets	1.89%	0.88%	0.21%	0.74%	0.83%
Allowance for loan losses to nonperforming loans	99.50%	180.34%	637.43%	531.74%	1725.74%
Restructured loans in accrual status, not included above	$2,619	$—	$—	$—	$—

MidCarolina Financial Corporation

Table 11

Allocation of the Allowance for Loan Losses

($ In thousands)

	2009		2008		2007		2006		2005
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

Real estate loans:
Construction loans	$1,127	15.43%	$1,191	21.15%	$959	21.49%	$954	22.61%	$978	23.92%
Commercial mortgage loans	2,918	39.93%	2,026	35.97%	1,679	37.63%	1,664	39.41%	1,461	35.71%
Home equity lines of credit	744	10.18%	561	9.96%	497	11.13%	443	10.49%	438	10.71%
Residential mortgage loans	1,358	18.56%	954	16.93%	670	15.02%	487	11.78%	563	13.76%
Residential mortgage loans held for sale	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total real estate loans	6,147	84.14%	4,732	84.01%	3,805	85.86%	3,548	84.92%	3,440	84.42%
Commercial and industrial loans	1,071	14.64%	819	14.55%	575	12.59%	619	12.35%	665	13.86%
Loans to individuals	89	1.22%	81	1.44%	69	1.55%	115	2.73%	70	1.72%

	$7,307	100.00%	$5,632	100.00%	$4,462	100.00%	$4,222	100.00%	$4,090	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

MidCarolina Financial Corporation

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005

Loans held to maturity, outstanding at the end of the year	$438,087	$434,662	$371,714	$313,572	$279,962

Average loans outstanding during the year	$441,704	$405,119	$344,620	$301,405	$252,914

Allowance for loan losses at beginning of year	$5,632	$4,462	$4,222	$4,090	$2,865
Provision for loan losses	4,455	1,665	425	394	1,373

	10,087	6,127	4,647	4,484	4,238

Loans charged off:
Real estate loans	(1,502)	(411)	(268)	(214)	—
Commercial and industrial loans	(1,396)	(106)	—	(87)	(137)
Loans to individuals	(127)	(16)	(28)	(17)	(44)

Total charge-offs	(3,025)	(533)	(296)	(318)	(181)

Recoveries of loans previously charged off:
Real estate loans	32	11	66	2	—
Commercial and industrial loans	208	26	38	46	26
Loans to individuals	5	1	7	8	7

Total recoveries	245	38	111	56	33

Net charge-offs	(2,780)	(495)	(185)	(262)	(148)

Allowance for loan losses at end of year	$7,307	$5,632	$4,462	$4,222	$4,090

Ratios:
Net charge-offs as a percent of average loans	0.63%	0.12%	0.05%	0.09%	0.06%
Allowance for loan losses as a percent of loans at end of year	1.67%	1.30%	1.20%	1.35%	1.46%

MidCarolina Financial Corporation

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2009	2008	2007
Securities available for sale:
U. S. Government agencies	$12,057	$2,533	$19,372
Mortgage-backed securities	24,917	50,431	31,986
State and municipal governments	28,449	17,607	19,275
Private label CMO’s	4,976	—	—
Subordinated debentures	320	553	168

Total securities available for sale	$70,719	$71,124	$70,801

MidCarolina Financial Corporation

Table 14

Securities Portfolio Composition

($ in thousands)

	At December 31, 2009
	Amortized Cost	Fair Value	Book Yield
Securities available for sale:
U. S. Government agencies
Due within one year	$1,013	$1,012	1.26%
Due after one but within five years	11,100	11,045	2.70%

	12,113	12,057	2.58%

State and municipal securities
Due within one year	—	—	—
Due after one but within five years	5,083	4,949	5.45%
Due after five but within ten years	10,892	10,675	5.71%
Due after ten years	13,404	12,825	5.92%

	29,379	28,449	5.76%

Other
Due after ten years	500	320	3.75%

	500	320	3.75%

Total securities available for sale
Due within one year	1,013	1,012	1.26%
Due after one but within five years	16,183	15,994	3.55%
Due after five but within ten years	10,892	10,675	5.71%
Due after ten years	13,904	13,145	5.87%
Private label collateralized mortgage obligations	5,683	4,975	5.71%
Mortgage-backed securities	23,690	24,918	5.14%

	$71,365	$70,719	4.99%

Yields on tax exempt securities are stated on a federal tax equivalent basis.

MidCarolina Financial Corporation

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2009		2008		2007
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Demand deposits	$112,438	1.34%	$74,531	1.71%	$80,529	3.47%
Savings deposits	6,663	0.30%	5,772	0.50%	6,024	1.00%
Fixed maturity deposits	312,282	2.45%	308,562	3.95%	249,096	5.02%

Total interest-bearing deposits	431,383	2.13%	388,865	3.47%	335,649	4.58%

Noninterest-bearing deposits	43,629	—	36,925	—	34,479	—

Total deposits	$475,012	1.93%	$425,790	3.17%	$370,128	4.15%

MidCarolina Financial Corporation

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2009
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total

Time Deposits of $100,000 or more	$39,540	$40,674	$39,213	$107,706	$227,133

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MidCarolina Financial Corporation and Subsidiary

Burlington, North Carolina

We have audited the accompanying consolidated statements of financial condition of MidCarolina Financial Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidCarolina Financial Corporation and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, effective January 1, 2009 the Company changed its method of accounting for other-than-temporary impairment of debt securities as a result of adopting new accounting guidance.

Raleigh, North Carolina

February 25, 2010

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

	2009	2008
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$1,581	$1,694
Federal funds sold and interest-earning deposits	7,848	14,040
Investment securities:
Available for sale	70,719	71,124
Loans held for sale	228	—
Loans	438,087	434,662
Allowance for loan losses	(7,307)	(5,632)

Net loans	430,780	429,030
Investment in stock of Federal Home Loan Bank of Atlanta	2,322	1,969
Investment in life insurance	8,179	7,893
Premises and equipment, net	7,063	7,455
Other assets	12,284	7,642

Total assets	$541,004	$540,847

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$41,655	$43,104
Interest-bearing demand deposits	144,839	78,309
Savings	8,266	5,784
Time	270,260	340,751

Total deposits	465,020	467,948

Short-term borrowings	520	—
Long-term debt	33,764	33,764
Accrued expenses and other liabilities	1,515	1,939

Total liabilities	500,819	503,651

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2009 and 2008	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,927,828 shares issued and outstanding at December 31, 2009 and 2008, respectively	14,958	14,626
Retained earnings	20,805	18,635
Accumulated other comprehensive loss	(397)	(884)

Total shareholders’ equity	40,185	37,196

Total liabilities and shareholders’ equity	$541,004	$540,847

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands, except per share data)
Interest Income
Loans	$24,160	$25,763	$27,037
Investment securities:
Taxable	2,248	2,725	2,556
Tax-exempt	1,130	836	1,025
Federal funds sold and interest-earning deposits	21	131	264
Other	24	161	171

Total interest income	27,583	29,616	31,053

Interest Expense
Demand deposits	1,510	1,275	2,796
Savings deposits	20	29	60
Time deposits	7,648	12,192	12,501
Short-term borrowings	15	288	1,094
Long-term debt	1,247	1,510	1,270

Total interest expense	10,440	15,294	17,721

Net Interest Income	17,143	14,322	13,332
Provision for loan losses	4,455	1,665	425

Net interest income after provision for loan losses	12,688	12,657	12,907

Noninterest Income
Service charges on deposit accounts	910	1,152	1,058
Mortgage operations	800	571	600
Investment services	245	300	288
Increase in cash surrender value of life insurance	286	299	290
Gain on sale of available for sale investments	189	29	8
Impairment on nonmarketable investments	(126)	—	—
Total other-than-temporary impairment loss	(456)	(490)	—
Portion of loss recognized in other comprehensive income	308	—	—

Net impairment loss recognized in earnings	(148)	(490)	—
Other	631	359	383

Total noninterest income	2,787	2,220	2,627

Noninterest Expense
Salaries and employee benefits	5,626	5,387	5,384
Reversal of accrued employee benefits	—	—	(905)
Occupancy and equipment	1,582	1,133	853
Other outside services	374	307	357
Data processing	931	787	774
Office supplies and postage	341	350	317
Deposit and other insurance	1,280	432	352
Professional and other services	734	550	476
Advertising	338	387	256
(Gain) loss on sale of other real estate owned	349	(536)	(481)
Other	726	972	922

Total noninterest expense	12,281	9,462	8,305

Income before income taxes	3,194	5,415	7,229
Provision for income taxes	818	1,741	2,342

Net income	2,376	3,674	4,887
Dividends on preferred stock	(417)	(417)	(417)

Net income available to common shareholders	$1,959	$3,257	$4,470

Net Income Per Common Share:
Basic	$.40	$.66	$.98

Diluted	$.40	$.66	$.92

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)
Net income	$2,376	$3,674	$4,887

Other comprehensive income (loss):
Securities available for sale:
Change in unrealized holding gains (losses) on available for sale securities, net of actual gains	1,485	(1,350)	232
Tax effect	(573)	521	(89)
Reclassification of impairment on private label collateralized mortgage obligations	148	490	—
Tax effect	(57)	(189)	—
Reclassification of gains recognized in net income	(189)	(29)	(8)
Tax effect	73	10	3
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(308)	—	—
Tax effect	119	—	—

Total other comprehensive income (loss)	698	(547)	138

Comprehensive income	$3,074	$3,127	$5,025

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

					Retained earnings	Accumulated other com- prehensive loss	Total shareholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2006	5,000	$4,819	3,619,786	$13,007	$10,908	$(475)	$28,259
Net income	—	—	—	—	4,887	—	4,887
Other comprehensive income	—	—	—	—	—	138	138
Effect of 5-for-4 stock split	—	—	904,481	(10)	—	—	(10)
Preferred dividends paid	—	—	—	—	(417)	—	(417)
Stock options exercised	—	—	94,137	279	—	—	279
Expense recognized in connection with stock awards and stock options	—	—	124	14	—	—	14

Balance at December 31, 2007	5,000	4,819	4,618,528	13,290	15,378	(337)	33,150
Net income	—	—	—	—	3,674	—	3,674
Other comprehensive loss	—	—	—	—	—	(547)	(547)
Preferred dividends paid	—	—	—	—	(417)	—	(417)
Stock options exercised	—	—	309,300	792	—	—	792
Current income tax benefit	—	—	—	498	—	—	498
Expense recognized in connection with stock awards and stock options	—	—	—	46	—	—	46

Balance at December 31, 2008	5,000	4,819	4,927,828	14,626	18,635	(884)	37,196
Cumulative effect of accounting method change	—	—	—	—	211	(211)	—
Net income	—	—	—	—	2,376	—	2,376
Other comprehensive income	—	—	—	—	—	698	698
Preferred dividends paid	—	—	—	—	(417)	—	(417)
Expense recognized in connection with stock awards and stock options	—	—	—	332	—	—	332

Balance at December 31, 2009	5,000	$4,819	4,927,828	$14,958	$20,805	$(397)	$40,185

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)
Operating Activities
Net income	$2,376	$3,674	$4,887
Depreciation and amortization	567	481	458
Provision for loan losses	4,455	1,665	425
Stock option expense	332	46	14
Deferred income tax (liability) benefit	(1,114)	(573)	138
Impairment of nonmarketable investments	126	—	—
Gain on sale of investment securities available for sale	(189)	(29)	(8)
Impairment of investment securities available for sale	148	490	—
(Gain) loss on sale of other real estate owned	349	(536)	(481)
Gain on sale of loans	(800)	(571)	(598)
Origination of loans held for sale	(42,750)	(21,489)	(27,280)
Proceeds from sales of loans held for sale	43,322	22,883	29,071
Increase in cash surrender value life insurance	(286)	(299)	(290)
Changes in assets and liabilities:
Prepayment of FDIC insurance assessment	(3,134)	—	—
(Increase) decrease in other assets	604	572	(1,877)
Increase (decrease) in accrued expenses and other liabilities	(731)	(93)	729

Net cash provided by operating activities	3,275	6,221	5,188

Investing Activities
Purchases of investment securities available for sale	(44,174)	(51,091)	(33,316)
Maturities and calls of investment securities available for sale	8,855	25	1,447
Principal paydowns on investment securities available for sale	750	4,793	3,398
Sales of investment securities available for sale	36,162	44,570	31,677
Net increase in loans from originations and principal repayments	(10,187)	(65,347)	(58,591)
(Purchase) redemption of FHLB stock	(353)	997	(290)
Purchases of premises and equipment	(185)	(1,065)	(632)
Improvement costs on other real estate owned	(134)	(16)	—
Proceeds from sale of other real estate owned	2,511	1,112	2,818

Net cash provided (used) by investing activities	6,755	(66,022)	(53,489)

Financing Activities
Net increase (decrease) in deposits	(2,928)	94,051	34,622
Net increase (decrease) in short-term borrowings	520	(19,000)	(6,000)
Proceeds from (repayment of) long-term debt	—	(5,000)	12,000
Non-cumulative perpetual preferred stock dividends paid	(417)	(417)	(417)
Purchase of fractional shares	—	—	(10)
Proceeds from stock options exercised	—	792	279
Tax benefit from exercise of stock options	—	498	—

Net cash provided (used) by financing activities	(2,825)	70,924	40,474

Net increase (decrease) in cash and cash equivalents	(6,305)	11,123	(7,827)
Cash and cash equivalents, beginning of year	15,734	4,611	12,438

Cash and cash equivalents, end of year	$9,429	$15,734	$4,611

Supplemental Cash Flow Disclosure
Interest paid on deposits and borrowed funds	$10,697	$15,305	$17,614
Income taxes paid	1,621	2,349	1,573

Summary of Noncash Investing and Financing Activities
Unrealized gain (loss) on investment securities available for sale, net of tax effect	$698	$(547)	$138
Transfer of loans to other real estate owned	3,982	1,904	264

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

Basis of Consolidation

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-earning deposits. Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits. As of December 31, 2009, the daily average gross reserve requirement was $3.3 million. Due from bank balances are maintained in other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may from time to time have longer terms.

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

Loans and Interest Income

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances, less unearned income and net of any deferred loan fees and costs. Interest income is recorded as earned on an accrual basis. The Company discontinues the recognition of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

interest income when, in the opinion of management, collection of such interest is doubtful. It is the general policy of the Company to discontinue the accrual of interest on loans, including loans impaired when principal or interest payments are contractually delinquent 90 days or more. Any unpaid amounts previously accrued on these loans are reversed from income, and thereafter interest is recognized only to the extent payments are received.

A loan is considered impaired when, in management’s judgment, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as troubled debt restructurings (TDRs) are considered impaired. Loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on recent historical loss experience and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	15 - 40 years
Leasehold improvements	Shorter of lease term or 15 years
Furniture and equipment	3 - 10 years

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management to ensure the assets are carried at fair value less cost to sell. If there are subsequent declines in fair value, the assets are written down to its then current fair value through a charge to operations. Revenue and expenses from operations and the impact of any subsequent changes in the carrying value are included in other noninterest expense.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2009 and 2008, the balance of FHLB stock held by the Company was $2.3 million and $2.0 million, respectively. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2009.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is composed of net income and other comprehensive income (loss). Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. As of and for the years presented, the components of other comprehensive income for the Company consisted of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio.

Accumulated other comprehensive income (loss) at December 31, 2009 and 2008 consists of the following:

	2009	2008
	(Amounts in thousands)

Unrealized holding losses - securities available for sale	$(645)	$(1,438)
Deferred income taxes	248	554

Net unrealized holding losses - securities available for sale	(397)	(884)

Total other accumulated other comprehensive loss	$(397)	$(884)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Stock Compensation Plans

U.S. Generally Accepted Accounting Principals (GAAP) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. GAAP also requires that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company awarded 99,500 options in 2009 and recognized stock compensation expense of $332,000. No stock options were exercised during 2009. Cash flows provided by financing activities from the exercise of stock options amounted to $0, $1.3 million and $279,000 for the years ended December 31, 2009, 2008 and 2007 respectively.

Net Income Per Common Share

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for all applicable declared stock splits effected in the form of stock dividends. Diluted net income per share reflect additional shares of common stock that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Stock options that have exercise prices greater than the average market price of the common shares are considered antidilutive. At December 31, 2009 and December 31, 2008 there were 269,774 and 148,228 antidilutive options respectively. At December 31, 2007 there were no antidilutive options.

Basic and diluted net income per share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2009	2008	2007
Weighted average number of common shares used in computing basic net income per share	4,927,828	4,915,350	4,548,565

Effect of dilutive stock options	2,482	1,526	303,172

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,930,310	4,916,876	4,851,738

Segment Reporting

GAAP requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Reclassification

Prior period amounts may have been reclassified for proper presentation. For the year-ended December 31, 2009, loss on the sale of other real estate owned was classified as a non-interest expense item. To remain consistent with the presentation and classification of the items included in the consolidated statements of operations, for the years ended December 31, 2008 and 2007, gain on sale of other real estate was reclassified from non-interest income to non-interest expense. The reclassification has no effect on net income available to common shareholders for either period presented.

Subsequent Events

Subsequent events have been evaluated through February 25, 2010, which is the date of financial statement issuance.

Recent Accounting Pronouncements

In June 2009 the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, which was subsequently codified by the FASB under ASC Topic 860 (“Topic 860”). Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, Topic 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 as codified under ASC Topic 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was subsequently codified by the FASB as ASC Topic 810 (“Topic 810-10”). Topic 810 amends FASB Interpretation No. 46(R), Variable Interest Entities, for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under Topic 810, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Topic 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Topic 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 as codified under ASC Topic 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In January 2010 the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements Disclosures, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

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

Note C - Investment Securities

The following is a summary of investment securities by major classification at December 31, 2009 and 2008:

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$12,113	$13	$69	$12,057
Mortgage-backed securities	23,690	1,246	19	24,917
Private label CMO’s	5,683	6	713	4,976
State and municipal	29,379	191	1,121	28,449
Subordinated debentures	500	—	180	320

Total	$71,365	$1,456	$2,102	$70,719

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$2,500	$33	$—	$2,533
Mortgage-backed securities	50,066	669	304	50,431
State and municipal	19,293	—	1,686	17,607
Subordinated debentures	703	—	150	553
Total	$72,562	$702	$2,140	$71,124

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

	2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$7,095	$69	$—	$—	$7,095	$69
Mortgage-backed securities	2,039	19	—	—	2,039	19
Private label CMO’s	—	—	2,295	405	2,295	405
State and municipal	9,042	273	7,384	848	16,426	1,121
Subordinated debentures	—	—	320	180	320	180

Total temporarily impaired securities	$18,176	$361	$9,999	$1,433	$28,175	$1,794

Other than temporary impairment
Private label CMO’s	$1,051	$153	$729	$155	$1,780	$308

Total other than temporarily impaired securities	$1,051	$153	$729	$155	$1,780	$308

	2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	6,095	283	576	21	6,671	304
State and municipal	16,690	1,366	917	320	17,607	1,686
Subordinated debentures	350	150	—	—	350	150

Total temporarily impaired securities	$23,135	$1,799	$1,493	$341	$24,628	$2,140

The Company had 33 securities with gross unrealized losses at December 31, 2009. These securities include three U.S. government agency, one mortgage-backed, seven private label collateralized mortgage obligations, 21 state and municipal and one subordinated debenture. Management feels that the unrealized loss is attributable to a limited market for trading these types of securities and the interest rate spreads. None of the unrealized losses identified on temporarily impaired securities as of December 31, 2009 or 2008 relate to the issuer’s ability to honor redemption obligations or the marketability of the securities.

The aggregate amortized cost and fair value of debt securities at December 31, 2009, by remaining contractual maturity, are shown below. Actual expected maturities for may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)
U.S. agency securities:
Due in 1 year or less	$—	$—
Due in 1 year through 5 years	1,013	1,012
Due after 5 years through 10 years	11,100	11,045
Due after 10 years	—	—
State and municipal securities:
Due in 1 year or less	—	—
Due in 1 year through 5 years	5,083	4,949
Due after 5 years through 10 years	10,892	10,675
Due after 10 years	13,404	12,825
Subordinated debentures:
Due after 10 years	500	320
Other equity securities	—	—
Private label CMO’s	5,683	4,976
Mortgage-backed securities	23,690	24,917

Total	$71,365	$70,719

Proceeds from sales of investment securities available for sale amounted to $36.2 million, $44.7 million and $31.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Aggregate gross realized gains from the sales of investment securities available for sale amounted to $406,000, $29,000 and $8,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Gross realized losses from the sale of investment securities available for sale amounted to $217,000, $0, and $0 for the year-s ended December 31, 2009, 2008 and 2007. Realized losses from the impairment of private label mortgage backed securities amounted to $148,000 for the year ended December 31 2009 and $490,000 for the year ended December 31, 2008, resulting from increased default rates on underlying collateral payments and credit rating deterioration.

Debt securities were divided into two groups, those rated investment grade by at least one nationally-recognized rating agency and those rated below investment grade by all nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009 approximately $2.7 million (based on amortized cost before impairment charges) of our taxable portfolio, (consisting of two private label mortgage-backed securities and one subordinated debenture) was rated below investment grade by all nationally-recognized rating agencies. Five municipal securities with a total amortized cost of $4.8 million, and which previously were AAA rated had become non-rated as a result of insurance guarantors’ credit quality concerns. At December 31, 2009, the aggregate unrealized loss on the private label mortgage-backed securities, subordinated debenture and municipal securities totaled $1.3 million before recognition of any other-than-temporary impairment charges. Impairment of securities rated below investment grade were evaluated to determine if we expect to recover the entire amortized cost basis of the security. This evaluation for the private label CMO’s was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure. The evaluation of the subordinated debentures and municipal securities was based on an analysis of the issuers financial statements, debt service reserves, past debt service performance as well as other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

The primary assumptions used in this evaluation were:

Prepayments - starting with current refinancing and payoff prepayment vector statistics based on information derived from the trustee. The bonds’ prepayment vectors anticipates 8 VPR for 15 months and then returning to historical norms of 4 VPR to maturity.

Default rate – The model takes the consumer default rate from the mortgage backed bonds 2 month average default rate from 5% for one private label CMO and 15% for the second private label CMO over the next 12 months and down to 3.7% through maturity.

Loss severity – estimated foreclosure rates are 35% for one private label CMO and 45% for the second private label CMO for the next twelve months. After 12 months a reversion to a more typical 25% severity rate for one CMO and 35% for the second CMO. Loss severity includes estimated holding and disposal expenses.

Discount rates – estimated cash flows were discounted at rates that range from 5.50% to 6.00% based on our purchase yields of the two private label CMO’s analyzed.

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

Based on our evaluation, two securities were identified with other-than-temporary impairment at December 31, 2009. For the year-ended December 31, 2009 total other than temporary impairment losses totaled $456,000 and of this amount estimated credit losses totaled $148,000 on these securities, which were charged against earnings. The difference between total unrealized losses and estimated credit losses on these securities was charged against accumulated other comprehensive income, net of deferred taxes.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

Twelve Months Ended December 31, 2009
(Amounts in thousands)
Balance of credit losses on debt securities at the beginning of the period	$147

Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	148

Balance of credit losses on debt securities at the end of the current period	$295

At December 31, 2009, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $2.3 million. On March 25, 2009 and May 8, 2009, FHLB announced that it would not pay a dividend for the fourth

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

quarter of 2008 or first quarter of 2009, respectively, reflecting a conservative financial management approach in light of continued volatility in the financial markets. On February 27, 2009, FHLB announced that it would increase the Subclass B1 membership stock requirement cap from $25 million to $26 million and approve excess activity-based stock repurchases on a quarterly review cycle instead of daily in order to facilitate capital management. On August 12, 2009, the FHLB announced an annualized dividend rate of 0.84 percent, which was paid on August 14, 2009. On October 30, 2009 the FHLB announced an annualized dividend rate for the third quarter ended September 30, 2009 of 0.41 percent which was credited to member’s accounts on November 2, 2009. Given all this, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2009 or December 31, 2008. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the FHLB stock held by the Company.

Investment securities with amortized cost of $23.9 million and fair value of $23.0 million at December 31, 2009 were pledged to secure both financing from the FHLB and for public monies on deposit as required by law.

Note D - Loans

Following is a summary of loans at December 31, 2009 and 2008:

	2009	2008
	(Amounts in thousands)
Real estate:
Construction loans	$67,635	$91,933
Commercial mortgage loans	174,926	156,333
Home equity lines of credit	44,627	43,290
Residential mortgage loans	81,377	73,595

Total real estate loans	368,565	365,151

Commercial and industrial loans	64,173	63,239
Loans to individuals for household, family and other personal expenditures	5,383	6,306
Unamortized net deferred loan origination (fees) costs	(34)	(34)

Total loans	$438,087	$434,662

The recorded investment in loans on nonaccrual status was $7.3 million and $3.1 million as of December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the recorded investment in loans considered impaired totaled $11.0 million and $4.0 million, respectively. Impaired loans of $8.2 million and $3.3 million at December 31, 2009 and 2008 had corresponding valuation allowances of $1.2 million and $520,000, respectively. At December 31, 2009, $2.6 million of the $8.2 million of impaired loans was attributed to two troubled debt restructurings (TDRs) and represented $597,000 of the $1.2 valuation allowance. The two TDRs are accruing interest as of December 31, 2009. There were no TDRs at December 31, 2008. Impaired loans of $2.8 million and $704,000 at December 31, 2009 and 2008 had no valuation allowances. For the years ended December 31, 2009, 2008 and 2007, the average recorded investment in impaired loans was approximately $5.7 million, $2.9 million and $1.1 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

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

Balance at December 31, 2008	$9,788
New loans	1,905
Principal repayments	(2,034)

Balance at December 31, 2009	$9,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

As a matter of policy, these loans and credit lines are approved by the Bank’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

Note E - Allowance for Loan Losses

An analysis of activity in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
	(Amounts in thousands)
Balance at beginning of year	$5,632	$4,462	$4,222
Provision for loan losses	4,455	1,665	425

Charge-offs	(3,025)	(533)	(296)
Recoveries	245	38	111

Net charge-offs	(2,780)	(495)	(185)

Balance at end of year	$7,307	$5,632	$4,462

Note F - Premises and Equipment

The following is a summary of premises and equipment:

	2009	2008
	(Amounts in thousands)
Land	$1,864	$1,864
Buildings and leasehold improvements	5,458	5,466
Furniture and equipment	2,338	2,207

	9,660	9,537
Less accumulated depreciation	(2,597)	(2,082)

Total	$7,063	$7,455

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $577,000, $444,000 and $422,000, respectively.

Note G - Time Deposits

Time deposits in denominations of $100,000 or more were $227.9 million and $245.7 million at December 31, 2009 and 2008, respectively. Interest expense on such deposits aggregated approximately $6.6 million and $9.8 million in 2009 and 2008, respectively. Related party deposits totaled $8.0 million at December 31, 2009. Time deposits in denominations of $100,000 or more, maturing subsequent to December 31, 2009 are as follows (amounts in thousands):

2010	$119,427
2011	75,595
2012	29,075
2013	3,036

$227,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Note H - Leases

As of December 31, 2009, the Company leases office space under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year Ending December 31,
2010	$388
2011	349
2012	339
2013	329
2014	329
Thereafter	1,316

$3,050

The leases contain options for renewals after the expiration of the current lease terms. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $387,000, $189,000 and $135,000, respectively.

Note I - Borrowings

Short-term borrowings

The Company has remaining credit availability totaling approximately $142.2 million from the FHLB, with no short term outstanding balances at December 31, 2009 or December 31, 2008. The Company also has credit availability totaling approximately $72.6 million from the Federal Reserve Bank (“FRB”), with no short term outstanding balances at December 31, 2009 or December 31, 2008. Any outstanding borrowings held by the Bank are appropriately collateralized. The Company had $520,000 short-term borrowings at the daily rate of 0.25% with Pacific Coast Bankers Bank at December 31, 2009. The balance was outstanding for one day. The Company had no short-term balances outstanding at December 31, 2008.

Long-term debt

The Company is a member of the FHLB. As a member, the Company is required to invest in the stock of the FHLB. The stock is carried at cost since it has no quoted fair value. All stock in the FHLB, together with various investment securities and a blanket lien of $110.8 million on qualifying loans, are pledged as collateral to secure any borrowings. At December 31, there were the following borrowings:

Maturity	Fixed Interest Rate	2009	2008
		(Amounts in thousands)
March 17, 2010	5.92%	$1,500	$1,500
March 17, 2010	5.71%	2,500	2,500
September 21, 2010	3.98%	6,000	6,000
February 28, 2011	2.37%	5,000	5,000
November 30, 2017	2.98%	10,000	10,000

		$25,000	$25,000

At December 31, 2009 and 2008, the weighted average interest rates on the above advances were 3.54% and 3.54%, respectively. The above borrowings have been classified as long-term debt in the balance sheet.

The Company has issued $8.8 million of Junior Subordinated debentures to its wholly owned capital trusts, MidCarolina I and MidCarolina Trust II, to fully and unconditionally guarantee the preferred securities issued by the Trusts. These long term obligations, which currently qualify as Tier I capital for the Company, constitute a full and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

unconditional guarantee by the Company of the Trusts’ obligations under the Capital Trust Securities. The trusts are not consolidated in the Company’s financial statements.

A description of the Junior Subordinated debentures outstanding payable to the trusts is as follows:

				(Amounts in thousands)
Issuing Entity	Date of	Interest	Maturity	Principal Amount
	Issuance	Rate	Date	2009	2008
MidCarolina I	10/29/2002	Libor plus 3.45%	11/07/2032	$5,155	$5,155
MidCarolina Trust II	12/03/2003	Libor plus 2.90%	10/07/2033	3,609	3,609

				$8,764	$8,764

The Company is able to repay the debt five years after the issuance date.

Note J - Income Taxes

The significant components of the provision for income taxes are as follows for the years ended December 31:

	2009	2008	2007
	(Amounts in thousands)
Current tax provision:
Federal	$1,521	$1,836	$1,787
State	411	478	417

	1,932	2,314	2,204

Deferred tax provision (benefit):
Federal	(927)	(458)	112
State	(187)	(115)	26

	(1,114)	(573)	138

Net provision for income taxes	$818	$1,741	$2,342

A reconciliation of expected income taxes at the statutory federal income tax rate of 34% with the recorded provision for income taxes follows:

	2009	2008	2007
	(Amounts in thousands)
Income tax at statutory rate	$1,086	$1,841	$2,458

Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	148	240	293
Income from bank-owned life insurance	(97)	(102)	(99)
Nontaxable interest	(349)	(246)	(286)
Other	30	7	(24)

Provision for income taxes	$818	$1,741	$2,342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) at December 31 were are follows:

	2009	2008
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$2,709	$2,032
Deferred compensation	496	423
Impairment	114	57
Write-downs of other real estate owned	114	—
Nonqualified stock options	108	—
Other	37	27
Unrealized holding losses on investments available for sale	248	687

Total deferred tax assets	3,826	3,225

Deferred tax liabilities relating to:
Property and equipment	(127)	(171)
Deferred loan fees	(163)	(189)
Other	—	(4)

Total deferred tax liabilities	(290)	(364)

Net recorded deferred tax asset	$3,536	$2,861

It is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during the year. The Bank’s federal and state income tax returns are subject to examination for the years 2006, 2007 and 2008.

Note K - Savings Plan

The Company maintains a contributory savings plan under Section 401(k) of the Internal Revenue Code covering all employees who have completed three months of service and are at least eighteen years of age. Under the plan, employee contributions are matched by the Company in an amount equal to 100% of the first 6% of compensation contributed by the employee. Total savings plan expense for the years ended December 31, 2009, 2008 and 2007 was $114,000, $223,000 and $208,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

of a stock dividend declared in December 2006 and distributed in January 2007, the 10% stock split in the form of a stock dividend declared in May 2006 and distributed in June 2006, the 25% stock split in the form of a stock dividend distributed in November 2005, and the 20% stock split in the form of a stock dividend declared in 2004 and distributed in 2005:

	Outstanding Options		Exercisable Options
	Number shares	Average Exercise Price	Number shares	Aggregate Exercise Price

At December 31, 2008	295,929	$9.04	219,252	$9.13
Options granted/vested	99,500	7.25	89,538	7.25
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Outstanding at December 31, 2009	359,429	$8.59	308,790	$8.70

The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2009 is 6.93 years and 6.43 years, respectively.

The estimated per share fair value of options granted together with the assumptions used in estimating these fair values, are displayed below:

	2009	2008	2007

Estimated fair value of options granted	$2.87	$3.16	$3.60

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the year ended December 31, 2009, 2008 and 2007.

The estimated average per share fair value of options granted, using the Black-Scholes methodology, together with the assumptions used in estimating those fair values, are displayed below.

	2009	2008	2007
Assumptions in estimating option values:
Risk-free rate	2.40%	3.22%	4.71%
Dividend yield	0%	0%	0%
Volatility	30.13%	29.26%	26.87%
Expected life	8.0 years	6.5 years	3 years

For the years ended December 31, 2009, 2008 and 2007, the intrinsic value of options exercised was approximately:

2009	2008	2007
$ —	$2.6 million	$971,000

There were no options exercised during 2009. Cash received from options exercised under all share-based payment arrangements for years ended December 31, 2008 and 2007 were approximately $792,000 and $279,000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

respectively. The actual tax benefit in shareholders equity realized for the tax deduction from option exercise in the share-based payment arrangements totaled $498,000 for the year ended December 31, 2008.

The unrecognized compensation expense for outstanding options at December 31, 2009 was $576,000 which will be recognized over the vesting period of each award.

Note M - Officers’ Deferred Compensation

In 2002, the Company implemented a non-qualifying deferred compensation plan for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to offset the cost of benefit payments. Benefits for each officer participating in the plan will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies while employed at the Bank. Provisions of $192,000 in 2009, $180,000 in 2008 and $278,000 in 2007 were expensed for future benefits to be provided under this plan. The total liability under this plan was $ 1.3 million at December 31, 2009 and $1.1 million at December 31, 2008 and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

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

A summary of the Company’s commitments and contingent liabilities at December 31, 2009 is as follows (amounts in thousands):

2009
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	$64,556
Commitments to sell loans held for sale	228
Financial standby letters of credit, net	2,865

Commitments to originate new loans or extend credit and letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Company’s credit policies and procedures for credit commitments are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not incurred any losses on its commitments in 2009, 2008 or 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

As of December 31, 2009 and 2008, the Bank’s capital ratios exceeded levels deemed “well-capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since the notification that management believes have changed the Bank’s category.

	For the Bank		Minimum Requirements
	Capital Amount	Capital Ratio	For Capital Adequacy	To Be Well Capitalized
	(Dollars in thousands)
As of December 31, 2009
Tier I capital (to risk-weighted assets)	$48,436	10.54%	4.00%	6.00%
Total capital - Tier II capital (to risk-weighted assets)	54,197	11.80%	8.00%	10.00%
Leverage - Tier I capital (to average assets)	48,436	8.67%	4.00%	5.00%

As of December 31, 2008
Tier I capital (to risk-weighted assets)	$46,135	9.97%	4.00%	6.00%
Total capital - Tier II capital (to risk-weighted assets)	51,767	11.19%	8.00%	10.00%
Leverage - Tier I capital (to average assets)	46,135	8.68%	4.00%	5.00%

The Company is also subject to these capital requirements except for the prompt corrective action requirements of the FDIC. At December 31, 2009, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.93%, 10.67% and 8.79%, respectively. At December 31, 2008, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.27%, 10.05% and 8.77%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Note Q - Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, requires a company to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008, respectively.

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 2% were subtracted to reflect the illiquid and distressed conditions at December 31, 2009. There was no application of market and liquidity discounts reflected at December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of December 31, 2009
Financial assets:
Cash and cash equivalents	$9,429	$9,429
Investment securities available for sale	70,719	70,719
Loans held for sale	228	228
Loans, net	430,780	424,087
Federal Home Loan Bank stock	2,322	2,322
Investment in life insurance	8,179	8,179
Accrued interest receivable	2,150	2,150
Financial liabilities:
Deposits	$465,020	$462,740
Short-term borrowings	520	520
Long-term debt	33,674	34,684
Accrued interest payable	485	485

As of December 31, 2008
Financial assets:
Cash and cash equivalents	$15,734	$15,734
Investment securities available for sale	71,124	71,124
Loans held for sale	—	—
Loans, net	429,030	430,502
Federal Home Loan Bank stock	1,969	1,969
Investment in life insurance	7,893	7,893
Accrued interest receivable	2,108	2,108
Financial liabilities:
Deposits	$467,948	$472,000
Short-term borrowings	—	—
Long-term debt	33,764	34,244
Accrued interest payable	626	626

NOTE R - FAIR VALUE MEASUREMENTS

The Company adopted FASB’s Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, effective January 1, 2009, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

available-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting write-downs of individual assets.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures impairment on an individual basis. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2009, the Bank identified $11.0 million in impaired loans. Of these impaired loans, $8.2 million were identified to have impairment of $1.2 million for a net fair value of $7.0 million. At December 31, 2008, loans with a book value of $4.0 million were evaluated for impairment. Of this total, $3.3 million required a specific allowance totaling $520 thousand for a net fair value of $2.8 million. The determination of impairment was based on the estimated fair market value of collateral for each loan determined through the use of appraisals and subjected to further discounts by management, which is considered to be a Level 3 input.

Other Real Estate Owned

Other real estate owned is adjusted to fair value at the date of transfer subject to future impairment. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate owned as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2009 (Dollars in thousands):

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S Agency securities	$12,057	$—	$12,057	$—
Mortgage backed securities	24,918	—	24,918	—
Private label CMO’s	4,975	—	4,975	—
State and municipal securities	28,449	—	28,449	—
Subordinated debenture	320	—	—	320

	70,719	—	70,399	320

Impaired loans	7,042	—	—	7,042
Other real estate owned	2,876	—	—	2,876

The table below presents the balances of assets and liabilities measured at fair value, as of December 31, 2008 (Dollars in thousands):

		Fair Value Measurements at December 31, 2008, Using
Description	Assets/Liabilities Measured at Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$71,124	$—	$68,349	$2,775

Impaired loans	2,821	—	—	2,821
Foreclosed real estate	1,608	—	—	1,608

The table below presents reconciliation for the period of December 31, 2008 to December 31, 2009 for all Level 3 assets that are measured at fair value on a recurring basis. At December 31, 2009, $2.3 million of securities were transferred from Level 3 to Level 2 resulting from enhanced measurement capabilities of third party valuations.

Available-for-sale securities
(Dollars in thousands)
Beginning Balance December 31, 2008	$2,775
Total realized and unrealized gains or losses:
Included in earnings	(130)
Included in other comprehensive income
Purchases, issuances and settlements	—
Transfers in (out) of Level 3	(2,325)

Ending Balance December 31, 2009	$320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Note S - Parent Company Financial Data

The Company’s condensed statement of financial condition as of December 31, 2009 and 2008, and its related condensed statements of operations and cash flows for the three year period ended December 31, 2009, are as follows:

Condensed Statement of Financial Condition

December 31, 2009 and 2008

(Amounts in thousands)

	2009	2008
Assets:
Investment in subsidiaries	$48,302	$45,516
Other assets	698	550

Total assets	$49,000	$46,066

Liabilities and Shareholders’ Equity:
Liabilities:
Junior subordinated debentures	$8,764	$8,764
Other liabilities	51	106

Total liabilities	8,815	8,870

Shareholders’ Equity:
Preferred stock	4,819	4,819
Common stock	14,958	14,626
Retained earnings	20,805	18,635
Accumulated other comprehensive loss	(397)	(884)

Total shareholders’ equity	40,185	37,196

Total liabilities and shareholders’ equity	$49,000	$46,066

Condensed Statements of Operations

Years ended December 31, 2009, 2008 and 2007

(Amounts in thousands)

	2009	2008	2007
Undistributed earnings of subsidiaries	$1,755	$3,105	$4,354
Subsidiary dividend income	980	1,140	1,155
Interest expense	(359)	(571)	(742)
Income tax benefit	—	—	120

Net income	2,376	3,674	4,887
Dividends on preferred stock	(417)	(417)	(417)

Net income available to common shareholders	$1,959	$3,257	$4,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Condensed Statements of Cash Flow

Years ended December 31, 2009, 2008 and 2007

(Amounts in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$2,376	$3,674	$4,887
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(1,755)	(3,105)	(4,354)
Stock compensation expense	332	46	14
Amortization	9	9	8
Increase in other assets	(157)	(144)	(117)
Increase (decrease) in other liabilities	(55)	(18)	(7)

Net cash provided by operating activities	750	462	431

Cash flows from investing activities:
Capital contributions to bank subsidiary	(333)	(1,335)	(283)

Net cash used by investing activities	(333)	(1,335)	(283)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	792	279
Tax benefit from exercise of stock options	—	498	—
Purchase of fractional common shares	—	—	(10)

Non-cumulative perpetual preferred stock dividends paid	(417)	(417)	(417)

Net cash (used) provided by financing activities	(417)	873	(148)

Net increase in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning	—	—	—

Cash and cash equivalents, ending	$—	$—	$—

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

Item 9A(T).	DISCLOSURE CONTROLS AND PROCEDURES.

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2009, to provide reasonable assurance that information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Commission Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s report in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the above evaluation of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the quarter ended December 31, 2009 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. Information regarding the Company’s directors and executive officers under the headings “Proposal 1: Election of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement filed in connection with its 2010 Annual Meeting is incorporated into this Report by reference.

Audit Committee. Information regarding the Audit Committee of the Company’s Board of Directors under the captions “Committees of Our Board - General” and “- Audit Committee” in the Company’s definitive Proxy Statement filed in connection with its 2010 Annual Meeting is incorporated into this Report by reference.

Audit Committee Financial Expert. Information regarding the determination of the Company’s Board of Directors that its Audit Committee includes an audit committee financial expert under the caption “Committees of Our Board - Audit Committee” in the Company’s definitive Proxy Statement filed in connection with its 2010 Annual Meeting is incorporated into this Report by reference.

Code of Ethics. Information regarding the Company’s Code of Ethics that applies to its directors and to all its executive officers, including without limitation its principal executive officer and principal financial officer, is incorporated by reference from the information under the caption “Code of Ethics” in the Company’s definitive Proxy Statement filed in connection with its 2010 Annual Meeting.

Section 16(a) Beneficial Ownership Reporting Compliance. Information regarding compliance by the Company’s directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement filed in connection with its 2010 Annual Meeting incorporated into this Report by reference.

Item 11.	EXECUTIVE COMPENSATION

Information regarding compensation paid or provided to the Company’s executive officers and directors under the headings “Executive Compensation” and “Director Compensation” in the Company’s definitive Proxy Statement filed in connection with its 2010 Annual Meeting of Shareholders is incorporated into this Report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities. Information regarding the beneficial ownership of the Company’s common stock by its directors, executive officers and principal shareholders under the caption “Beneficial Ownership of Our Common Stock” in the Company’s definitive Proxy Statement filed in connection with its 2010 Annual Meeting is incorporated into this Report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2009, and under which shares of the Company’s common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders (1)	395,429	$8.59	425,050
Equity compensation plans not approved by security holders	—	—	—
Total	395,429	$8.59	425,050

(1)	Of the 395,429 stock options outstanding under the Plans, a total of 315,672 of those stock options have vested or are exercisable within 60 days.
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

Related Person Transactions. Information regarding transactions between the Company and its directors, executive officers and other related persons under the caption “Transactions with Related Persons” in the Company’s definitive Proxy Statement filed in connection with its 2010 Annual Meeting is incorporated into this Report by reference.

Director Independence. Information regarding the Company’s independent directors under the caption “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement filed in connection with its 2010 Annual Meeting is incorporated into this Report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding services provided by, and fees paid to, the Company’s independent accountants under the caption “Services and Fees During 2009 and 2008” in the Company’s definitive Proxy Statement filed in connection with its 2010 Annual Meeting is incorporated into this Report by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following financial statements are included in Item 8 of this report.

(b)	Exhibits. An index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDCAROLINA FINANCIAL CORPORATION

Date: February 25, 2010	By:	/s/ CHARLES T. CANADAY, JR.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES T. CANADAY	President, Chief Executive Officer and Director	February 25, 2010
Charles T. Canaday

/s/ CHRISTOPHER B. REDCAY	Senior Vice President and Chief Financial Officer	February 25, 2010
Christopher B. Redcay

/s/ JAMES R. COPLAND III	Chairman and Director	February 25, 2010
James R. Copland, III

/s/ DEXTER R. BARBEE, SR.	Director	February 25, 2010
Dexter R. Barbee, Sr.

/s/ H. THOMAS BOBO	Director	February 25, 2010
H. Thomas Bobo

/s/ JAMES B. CROUCH, JR	Director	February 25, 2010
James B. Crouch, Jr.

/s/ THOMAS E. CHANDLER	Director	February 25, 2010
Thomas E. Chandler

/s/ J. ANTHONY HOLT	Director	February 25, 2010
J. Anthony Holt

/s/ F. D. HORNADAY	Vice Chairman and Director	February 25, 2010
F.D. Hornaday, III

/s/ TEENA M. KOURY	Director	February 25, 2010
Teena M. Koury

/s/ JOHN LOVE	Director	February 25, 2010
John Love

/s/ JAMES B. POWELL	Director	February 25, 2010
James B. Powell

/s/ JOHN K. ROBERTS	Director	February 25, 2010
John K. Roberts

/s/ JAMES H. SMITH, JR.	Director	February 25, 2010
James H. Smith, Jr.

/s/ GEORGE C, WALDREP,JR.	Director	February 25, 2010
George C. Waldrep, Jr.

/s/ ROBERT A. WARD	Director	February 25, 2010
Robert A. Ward

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-A12G filed with the SEC on June 5, 2002, as amended on August 15, 2005 by Articles of Amendment, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on August 29, 2005.

Exhibit 3.2	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-A12G filed with the SEC on June 5, 2002.

Exhibit 4.1	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit 4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Exhibit 10.1	Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998.

Exhibit 10.2	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998.

Exhibit 10.3	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 2000.

Exhibit 10.4	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Form 10-KSB, filed with the SEC on March 29, 2006.

Exhibit 10.5	Amendment of Stock Option Agreements granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.2 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.6	Amendment of Stock Option Agreement, with resale restrictions, granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.3 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.7	Employment Agreement dated May 27, 2008 between the Company and Charles T. Canaday, incorporated herein by reference to Exhibits to Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.8	Employment Agreement dated May 27, 2008 between the Company and Christopher Redcay, incorporated herein by reference to Exhibits to Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.9	Employment Agreement dated May 27, 2008 between the Company and R. Craig Patterson, incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.10	Salary Continuation Agreement dated May 27, 2008 between the Company and Charles T. Canaday, incorporated herein by reference to Exhibit 99s to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.11	Salary Continuation Agreement dated May 27, 2008 between the Company and Christopher Redcay, incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.12	Salary Continuation Agreement dated May 27, 2008 between the Company and R. Craig Patterson, Incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.13	Indemnification Agreement with directors, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.14	2008 Director Stock Option Plan, incorporated by reference from appendices to registrant’s Definitive Proxy Statement filed with the Commission in connection with its 2008 Annual Meeting.

Exhibit 10.15	Omnibus Stock Ownership and Long Term Incentive Plan, as amended and restated as of January 1, 2005, and as further amended on May 27, 2008, incorporated by reference from appendices to registrant’s Definitive Proxy Statement filed with the Commission in connection with its 2008 Annual Meeting.

Exhibit 10.16	Form of Amendment to Endorsement Split Dollar Agreement, between MidCarolina Bank and (i) Charles T. Canaday; and (ii) Christopher B. Redcay, dated December 7, 2007, incorporated herein by reference to Exhibit 10.01 to the Form 8-K, filed with the SEC on March 21, 2008.

Exhibit 10.17	Form of Amendment to Endorsement Split Dollar Agreement, between MidCarolina Bank and R. Craig. Patterson; dated December 7, 2007 incorporated herein by reference to Exhibit 10.01 to the Form 8-K, filed with the SEC on March 21, 2008

Exhibit 14	Code of Ethics incorporated herein by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit 21	Schedule of Subsidiaries, filed herewith.

Exhibit 23	Consent of Dixon Hughes PLLC, filed herewith

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer, filed herewith

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer, filed herewith

Exhibit 32	Section 1350 Certifications, filed herewith