Form 10-Q
period 2010-03-31
MIDCAROLINA FINANCIAL CORP
filed 2010-05-13
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010, the registrant had outstanding 4,927,828 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009(*)
	(Dollars in thousands except Share data)
ASSETS

Cash and due from banks	$1,571	$1,581
Federal funds sold and interest-earning deposits	36,012	7,848
Investment securities:
Available for sale	71,508	70,719
Loans held for sale	1,093	228
Loans	432,668	438,087
Allowance for loan losses	(8,225)	(7,307)

NET LOANS	424,443	430,780
Investment in stock of Federal Home Loan Bank of Atlanta	2,322	2,322
Investment in life insurance	8,278	8,179
Premises and equipment, net	6,946	7,063
Other assets	12,911	12,284

TOTAL ASSETS	$565,084	$541,004

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing demand deposits	$56,847	$41,655
Interest-bearing demand deposits	178,778	144,839
Savings	9,931	8,266
Time	248,674	270,260

TOTAL DEPOSITS	494,230	465,020

Short-term borrowings	—	520
Long-term borrowings	29,764	33,764
Accrued expenses and other liabilities	1,331	1,515

TOTAL LIABILITIES	525,325	500,819

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,927,828 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	15,015	14,958
Retained earnings	20,467	20,805
Accumulated other comprehensive loss	(542)	(397)

TOTAL SHAREHOLDERS’ EQUITY	39,759	40,185

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$565,084	$541,004

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$5,856	$5,913
Investment securities:
Taxable	442	709
Tax-exempt	301	212
Federal funds sold and interest-earning deposits	5	2

TOTAL INTEREST INCOME	6,604	6,836

INTEREST EXPENSE
Demand deposits	617	274
Savings	13	6
Time	1,270	2,390
Short-term borrowings	—	9
Long-term borrowings	290	322

TOTAL INTEREST EXPENSE	2,190	3,001

NET INTEREST INCOME	4,414	3,835

PROVISION FOR LOAN LOSSES	2,600	1,135

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,814	2,700

NON-INTEREST INCOME
Service charges on deposits accounts	194	270
Gain on sale of loans	118	169
Income from brokerage activities	60	42
Increase in cash surrender value of life insurance	99	71
Gain on sale of available for sale investments	45	134
Total other-than-temporary impairment loss	(443)	(990)
Portion of loss recognized in other comprehensive income	425	958

Net impairment loss recognized in earnings	(18)	(32)
Other (Note F)	183	80

TOTAL NON-INTEREST INCOME	681	734

NON-INTEREST EXPENSE
Salaries and employee benefits	1,280	1,540
Occupancy and equipment	380	368
Other outside services	122	75
Data processing	260	206
Office supplies and postage	99	82
Deposit and other insurance	215	177
Professional and other services	197	109
Advertising	87	115
(Gain) loss on sale of foreclosed real estate	9	(28)
Other (Note F)	193	143

TOTAL NON-INTEREST EXPENSE	2,842	2,787

INCOME (LOSS) BEFORE INCOME TAXES	(347)	647
INCOME TAXES	(113)	202

NET INCOME (LOSS)	(234)	445
Dividends on preferred stock	(104)	(104)

Net income (loss) to common shareholders	$(338)	$341

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.07)	$.07

Diluted	$(.07)	$.07

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)

Net income (loss)	$(234)	$445

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	216	(343)
Tax effect	(83)	133
Reclassification of net (gains) losses recognized in net income	(45)	(134)
Tax effect	17	52
Reclassification of impairment loss recognized in net income	18	32
Tax effect	(7)	(12)
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(425)	(958)
Tax effect	164	369

Total other comprehensive income (loss)	(145)	(841)

COMPREHENSIVE INCOME (LOSS)	$(379)	$(396)

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	earnings	income (loss)	equity
	(Amounts in thousands, except share data)
Balance at December 31, 2009	5,000	$4,819	4,927,828	$14,958	$20,805	$(397)	$40,185
Net loss	—	—	—	—	(234)	—	(234)
Other comprehensive income	—	—	—	—	—	(145)	(145)
Stock based compensation	—	—	—	57	—	—	57
Preferred dividends paid	—	—	—	—	(104)	—	(104)

Balance at March 31, 2010	5,000	$4,819	4,927,828	$15,015	$20,467	$(542)	$39,759

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Operating Activities
Net income (loss)	$(234)	$445
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	226	238
Provision for loan losses	2,600	1,135
Gain on sale of available for sale investments	(45)	(134)
Other-than-temporary impairment on available for sale securities	18	32
Deferred tax expense (benefit)	(91)	(529)
Gain on sale of loans	(118)	(169)
Origination of loans held for sale	(6,511)	(9,150)
Proceeds from sales of loans held for sale	5,764	7,416
Increase in cash surrender value life insurance	(99)	(71)
Net (gain) loss on sale of foreclosed real estate	9	(28)
Stock based compensation expense	57	213
Changes in assets and liabilities:
(Increase) decrease in other assets	(342)	(142)
Increase (decrease) in accrued expenses and other liabilities	(93)	17

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,141	(727)

Investing Activities
Purchases of investment securities available for sale	(21,772)	(8,137)
Maturities and calls of investment securities available for sale	—	750
Principal paydowns on investment securities available for sale	2,015	2,263
Sales of investment securities available for sale	18,666	13,167
Net (increase) decrease in loans from originations and principal repayments	3,331	(13,296)
(Purchase) redemption of FHLB stock	—	(579)
Purchases of premises and equipment	(27)	(56)
Proceeds from sale of foreclosed real estate	214	885

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	2,427	(5,003)

Financing Activities
Net increase in deposits	29,210	12,879
Net decrease in short-term borrowings	(520)	—
Net decrease in long-term borrowings	(4,000)	—
Preferred stock dividends paid	(104)	(104)

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,586	12,775

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,154	7,045
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,429	15,734

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,583	$22,779

Supplemental disclosure of cash flow information
Cash paid for interest	$2,175	$2,999
Loans transferred to foreclosed real estate	$406	$—

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Prior period amounts may have been reclassified for proper presentation. The Company reclassified $28,000 of net gain on sale of foreclosed real estate for the three month period ended March 31, 2009, respectively, from non-interest income to non-interest expense. The reclassification did not impact net income for the period.

NOTE B - COMMITMENTS

At March 31, 2010, loan commitments were as follows (in thousands):

Commitments to extend credit	$28,753
Undisbursed lines of credit	32,870
Standby letters of credit	2,800
Commitments to sell loans held for sale	1,093

NOTE C - PER SHARE DATA

Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month period ended March 31, 2010 all options were antidilutive due to the net loss. For the three month period ended March 31, 2009 there were 356,429 options that were antidilutive.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C - PER SHARE DATA (Continued)

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2010	2009
Weighted average number of common shares used in computing basic net income per share	4,927,828	4,927,828

Effect of dilutive stock options	—	4,499

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,927,828	4,932,327

NOTE D - INVESTMENT SECURITIES

The following is a summary of investment securities by major classification at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$3,656	$1	$29	$3,628
Mortgage-backed securities	32,393	895	49	33,239
GSE CMO’s	1,635	—	43	1,592
Private Label CMO’s	4,383	—	524	3,859
State and municipal	29,823	183	1,136	28,870
Subordinated debentures	500	—	180	320

Total	$72,390	$1,079	$1,961	$71,508

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$12,113	$13	$69	$12,057
Mortgage-backed securities	23,690	1,246	19	24,917
Private label CMO’s	5,683	6	713	4,976
State and municipal	29,379	191	1,121	28,449
Subordinated debentures	500	—	180	320

Total	$71,365	$1,456	$2,102	$70,719

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009. Except as noted in the table below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and/or the short duration of the unrealized loss.

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$2,621	$29	$—	$—	$2,621	$29
Mortgage-backed securities	12,278	49	—	—	12,278	49
CMO’s	1,592	43	—	—	1,592	43
Private label CMO’s	—	—	2,218	99	2,218	99
State and municipal	13,446	337	6,316	799	19,762	1,136
Subordinated debentures	—	—	320	180	320	180

Total temporarily impaired securities	$29,937	$458	$8,854	$1,078	$38,791	$1,536

Other than temporary impairment
Private label CMO’s	$—	$—	$1,622	$443	$1,622	$425

Total other than temporarily impaired securities	$—	$—	$1,622	$425	$1,622	$425

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$7,095	$69	$—	$—	$7,095	$69
Mortgage-backed securities	2,039	19	—	—	2,039	19
Private label CMO’s	—	—	2,295	405	2,295	405
State and municipal	9,042	273	7,384	848	16,426	1,121
Subordinated debentures	—	—	320	180	320	180

Total temporarily impaired securities	$18,176	$361	$9,999	$1,433	$28,175	$1,794

Other than temporary impairment
Private label CMO’s	$1,051	$153	$729	$155	$1,780	$308

Total other than temporarily impaired securities	$1,051	$153	$729	$155	$1,780	$308

The aggregate amortized cost and fair value of debt securities at March 31, 2010, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)
U.S. Agency securities:
Due within 1 year	$1,006	$1,006
Due in 1 year through 5 years	2,650	2,621
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
State and municipal securities:
Due within 1 year	1,001	956
Due in 1 year through 5 years	3,965	3,965
Due after 5 years through 10 years	11,525	11,018
Due after 10 years	13,332	12,932
Other:
Due in 1 year through 5 years	—	—
Due after 10 years	500	320
GSE CMOs	1,635	1,592
Private label CMOs	4,383	3,859
Mortgage-backed securities	32,393	33,239

Total	$72,390	$71,508

Proceeds from sales of investment securities available for sale amounted to $18.7 million and $13.2 million, for the three months ended March 31, 2010 and March 31, 2009, respectively. Aggregate gross realized gains from the sales of investment securities available for sale amounted to $45,000 and $134,000 for the three months ended March 31, 2010 and March 31, 2009, respectively. Realized losses from the impairment of private label mortgage backed securities amounted to $18,000 for the three months ended March 31,2010 and $32,000 for the three months ended March 31, 2009 resulting from increased default rates on underlying collateral payments and credit rating deterioration.

Investment securities with amortized cost of $23.7 million and fair value of $24.0 million at March 31, 2010 were pledged to secure public monies on deposit as required by law.

Debt securities were divided into two groups, those rated investment grade by at least one nationally-recognized rating agency and those rated below investment grade by all nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at March 31, 2010. Two debt securities rated below investment grade, (two private label CMO’s) were considered to be other-than-temporarily impaired at March 31, 2010.

At March 31, 2010, the aggregate unrealized loss on the two private label mortgage-backed securities, totaled $443,000 before recognition of any other-than-temporary impairment charges. Impairment of these securities were evaluated to determine if we expect to not recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows on individual loans underlying each security using current and anticipated changes in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure. Impairment charges totaled $18,000 for the period ended March 31, 2010.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The primary assumptions used in this evaluation were:

Prepayments - starting with current refinancing and payoff prepayment vector statistics based on information derived from the trustee. The bonds’ prepayment vectors anticipates 6- 8 VPR for 9 months and then returning to historical norms of 4-5 VPR to maturity

Loss severity – estimated lifetime foreclosure rates are 35% - 45%. Loss severity includes estimated holding and disposal expenses.

Default rate – The model takes the consumer default rate from the mortgage backed bonds 2 month average default rate from 7.5% to 15.8% over the next 24 months and down to 3.8% through maturity.

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

Based on our evaluation, a portion of the unrealized loss for one security was identified as credit impairment and charged to earnings for the three months ended March 31, 2010.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Balance of credit losses on debt securities at the beginning of the period	$148	$—

Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	18	32

Balance of credit losses on debt securities at the end of the current period	$166	$32

At March 31, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $2.4 million. On March 25, 2010 the FHLB announced that it would pay a dividend for the fourth quarter of 2009. Given this, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2010. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a change in the value of the FHLB stock held by the Company.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented (Dollars in thousands):

	At March 31, 2010		At December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Construction loans	$64,392	14.89%	$67,635	15.44%
Commercial mortgage loans	172,432	39.85%	174,926	39.93%
Home equity lines of credit	44,745	10.34%	44,627	10.19%
Residential mortgage loans	82,310	19.02%	81,377	18.57%

Total real estate	363,879		368,565

Commercial and industrial loans	63,347	14.64%	64,173	14.65%
Loans to individuals	5,460	1.26%	5,383	1.22%

Subtotal	432,686	100.00%	438,121	100.00%

Net deferred loan fees	(18)		(34)

Loans	$432,668		$438,087

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Debit card income	$63	$51
ATM interchange income	1	2
Safe deposit rent	3	3
Check upcharge	7	6
Income from rental property	13	7
Insurance claim proceeds	80	—
Other	16	11

Total	$183	$80

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE (Continued)

The major components of other non-interest expense are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Travel	$12	$20
Contributions	10	1
Director fees	46	36
Dues and memberships	3	7
Credit reports and filing fees	5	5
Franchise tax	30	21
Appraisals	20	9
Deposit charge offs	1	2
Loan collection expense	46	13
CDARS expense	18	21
Filing and recording fees	—	6
Other	2	2

Total	$193	$143

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures impairment on an individual basis. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2010, the Bank identified $40.3 million in impaired loans. Of these impaired loans, $18.7 million were identified to have impairment of $1.3 million, for a net fair value of $17.4 million. At December 31, 2009, the Company identified impaired loans of $11.0 million. Of this total, $8.2 million required a specific allowance totaling $1.2 million for a net fair value of $7.0 million. The determination of impairment was based on the estimated fair market value of collateral for each loan determined through the use of appraisals and subjected to further discounts by management for age of appraisals, geopraphy of the collateral and historical experience in selling similar types of collateral, which are considered to be Level 3 inputs.

Foreclosed Real Estate

Foreclosed real estate is initially recorded at fair value less cost to sell, at the date of foreclosure. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed real estate as nonrecurring Level 2. In situations where current appraised values are unavailable or it is determined that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management will rely on significant discounts to account for the age of the most current appraised value available, geography of the foreclosed real estate and historical experience in selling similar types of foreclosed real estate. The Company records the foreclosed real estate under these significant unobservable inputs as nonrecurring Level 3.

Their were no significant transfers between the valuation of financial assets or liabilities between Levels 1 and 2 in the valuation hierarchy below. The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2010 (Dollars in thousands):

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements at March 31, 2010
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities:
U.S Agency securities	$3,628	$—	$3,628	$—
Mortgage backed securities	33,239	—	33,239	—
GSE CMO’s	1,592	—	1,592	—
Private label CMO’s	3,859	—	3,859	—
State and municipal securities	28,870	—	28,870	—
Subordinated debenture	320	—	—	320

	71,508	—	71,188	320

Impaired loans	17,391	—	—	17,391
Foreclosed real estate	3,046	—	—	3,046

The table below presents the balances of assets and liabilities measured at fair value, as of December 31, 2009 (Dollars in thousands):

		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities:
U.S Agency securities	$12,057	$—	$12,057	$—
Mortgage backed securities	24,917	—	24,917	—
CMO’s	4,976	—	4,976	—
State and municipal securities	28,449	—	28,449	—
Subordinated debenture	320	—	—	320

	70,719	—	70,399	320

Impaired loans	7,042	—	—	7,042
Foreclosed real estate	2,876	—	—	2,876

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENTS (Continued)

The table below presents reconciliation for the period of December 31, 2009 to March 31, 2010 for all Level 3 assets that are measured at fair value on a recurring basis.

Available-for-sale securities
(Dollars in thousands)
Beginning Balance December 31, 2009	$320
Total realized and unrealized gains or losses:
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in (out) of Level 3	—

Ending Balance March 31, 2010	$320

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC TOPIC 825 Financial Instruments, requires a company to disclose on an interim and annual basis the fair value of its financial instruments whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009, respectively.

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 2% were subtracted to reflect the illiquid and distressed conditions at March 31, 2010 and December 31, 2009.

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of March 31, 2010
Financial assets:
Cash and cash equivalents	$37,583	$37,583
Investment securities available for sale	71,508	71,508
Loans held for sale	1,093	1,093
Loans, net of allowance	424,443	418,151
Federal Home Loan Bank stock	2,322	2,322
Investment in life insurance	8,278	8,278
Accrued interest receivable	2,061	2,061
Financial liabilities:
Deposits	$494,230	$492,826
Long-term debt	29,764	30,317
Accrued interest payable	500	500

As of December 31, 2009
Financial assets:
Cash and cash equivalents	$9,429	$9,429
Investment securities available for sale	70,719	70,719
Loans held for sale	228	228
Loans, net	430,780	424,087
Federal Home Loan Bank stock	2,322	2,322
Investment in life insurance	8,179	8,179
Accrued interest receivable	2,150	2,150
Financial liabilities:
Deposits	$465,020	$462,740
Short-term borrowings	520	520
Long-term debt	33,674	34,684
Accrued interest payable	485	485

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance “Accounting for Transfers of Financial Assets – an amendment of the FASB Statement No. 140” (“ASC 860”), which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures including information about continuing exposure to risks related to transferred financial assets. ASC 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The provisions of ASC 860 did not have a material impact have on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance on consolidation. The guidance (“ASC 810”), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. ASC 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The provisions of ASC 810 did not have a material impact have on the Company’s consolidated financial statements.

The FASB has issued the following updates since January 1, 2010:

ASU No. 2010-13, Compensation—Stock Compensation (“ASC 718”): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. Management is currently evaluating the effect that the provisions of ASC 718 may have on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (“ASC 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASC 820”): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Management is currently evaluating the effect that the provisions of ASC 820 may have on the Company’s consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

The FDIC uses a risk-based assessment system to determine the amount of the Bank’s deposit insurance assessment based on an evaluation of the probability that the Bank will cause a loss to the fund. That evaluation takes into consideration risks attributable to different categories and concentrations of the Bank’s assets and liabilities and any other factors the FDIC considers relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the deposit insurance assessments paid by the Bank.

The FDIC is responsible for maintaining the adequacy of the fund, and the amount the Bank pays for deposit insurance is influenced not only by the assessment of the risk it poses to the fund, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance fund.

During 2008, and because the reserve ratio had fallen below the minimum of 1.15% mandated by FDIRA, the Board of Directors of the FDIC adopted a restoration plan to return the reserve ratio to that minimum level required by FDIRA within five years. During February 2009, the Board amended its restoration plan to provide for the minimum DIF reserve ratio to be restored within seven years and voted to impose a special assessment on insured institutions of 20 basis points, and to increase regular assessment rates for 2009. However, during May 2009, the special assessment was reduced to 5 basis points on each insured institution’s assets minus its Tier 1 capital as of June 30, 2009, but not more than 10 basis points of the institution’s assessment base for the second quarter of 2009. The special assessment was payable on September 30, 2009.

During October 2009, the FDIC again amended its restoration plan to provide for the minimum reserve ratio to be restored within eight years, and adopted a uniform 3 basis point increase in regular assessment rates effective January 1, 2011. During November 2009, the FDIC amended its regulations to require that insured institutions prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009. The Company’s prepaid premium was $2.7 million and was paid in December 2009.

Financial Condition at March 31, 2010 and December 31, 2009

During the three-month period ending March 31, 2010, our total assets increased by $24.1 million to $565.1 million from $541.0 million at December 31, 2009. At March 31, 2010, loans totaled $432.7 million, a decrease of $5.4 million, or 1.24%, for the three months. Our loan portfolio experienced decreases in real estate and commercial loans in the amount of $4.7 million and $826,000 respectively. Consumer loans moderately increased by $77,000 to $5.5 million. Federal funds sold and interest-earning deposits increased by $28.2 million, to $36.0 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities available for sale and loans held for sale increased $29.8 million during the three months, to $110.2 million or 19.49% of total assets at March 31, 2010 versus $80.4 million, or 14.85% of total assets, at December 31, 2009. At March 31, 2010, investment securities available for sale, totaled $71.5 million, an increase of $789,000, or 1.12% compared to December 31, 2009.

Deposits continue to be our primary funding source. At March 31, 2010, deposits totaled $494.2 million, an increase of $29.2 million, or 6.28%, from year-end 2009. Included in the deposit balances are $101.3 million of brokered certificates of deposit, a decrease of $1.2 million, or 1.08%, from year-end. We also utilize borrowings from the FHLB and Federal Reserve Bank (“FRB”) to support balance sheet management and growth. Borrowings from the FHLB decreased $4 million or 16.0% to $21.0 million at March 31, 2010, from $25 million at year-end 2009. We had no outstanding balances with the FRB at March 31, 2010 or December 31, 2009.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2010, our shareholders’ equity totaled $39.8 million, a decrease of $426,000 from the December 31, 2009 balance. The decrease resulted primarily from net loss available to common shareholders of $338,000 and recognition of $57,000 in stock based compensation for the three months ended March 31, 2010. Accumulated other comprehensive loss in the amount of $542,000 resulted from the Company’s unrealized losses on available-for-sale securities.

Comparison of Results of Operations for the

Three Months Ended March 31, 2010 and 2009

Net Income (loss). Our net loss to common shareholders for the three months ended March 31, 2010 was $338,000, a decrease of $679,000, or 199.12%, from net income available to common shareholders of $341,000 for the same three-month period in 2009. Net loss per diluted share of $0.07 for the three month period ended March 31, 2010 decreased $0.14 when compared to the prior period. Our average balances remain nearly unchanged as total assets averaging $544.7 million during the current three-month period compared to $545.6 million in the comparative prior year period, a $649,000 decrease or 0.11%. Our interest rate spread and net yield on average interest-earning assets increased 55 basis points and 47 basis points respectively. Net interest income increased $579,000, non-interest income for the quarter ended March 31, 2010 decreased in the amount of $53,000, the provision for loan losses increased $1.5 million, and non-interest expenses increased $55,000 as compared to the amounts of those expenses for the comparative period.

Net Interest Income. Net interest income increased by $579,000, or 15.10%, to $4.4 million for the three months ended March 31, 2010. Our increase in net interest income reflects a $232,000 decrease in interest income off-set by a $811,000 decrease in interest expense. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the first quarter of 2010 decreased $1.5 million, or 0.29%, as compared with the same period in 2009. Our average yield on total interest-earning assets decreased by 15 basis points from 5.31% to 5.16%. Our average total interest-bearing liabilities decreased by $3.3 million, or 0.70%. Our average cost of total interest-bearing liabilities decreased 70 basis points from 2.63% to 1.93%. Our markets are extremely competitive for deposits. For the three months ended March 31, 2010, our net interest spread was 3.23% and our net interest margin was 3.45%. For the three months ended March 31, 2009, our net interest rate spread was 2.68% and our net interest margin was 2.98%.

Provision for Loan Losses. The Bank recorded $2.6 million in the provision for loan losses for the period ended March 31, 2010, an increase of $1.5 million from the $1.1 million provision made in the first quarter of 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The 2010 provision was significantly impacted by the on-going weakened economy and real estate market. Specifically, builder/construction loans continue to experience a significant deterioration in their collateral values as developers experience decreased rates of building lot inventory turn-over. Although the Bank reduced its total exposure to construction loans by $3.2 million or 4.8% from $67.6 million at December 31, 2009 to $61.4 million at March 31, 2010, significant risk to property value depreciation continues to persist in the Bank’s construction loan portfolio. Real estate developers’ ability to service debt for extended time periods remains tentative as cash flows have deteriorated. Total loans outstanding, net of loans held for sale, decreased by $5.4 million in 2010 compared to December 31, 2009. At March 31, 2010, the allowance for loan losses was $8.2 million, an increase of $1.0 million, or 12.56%, from the $7.3 million at the end of 2009. The allowance represented 1.90% and 1.67%, respectively, of loans outstanding at March 31, 2010 and December 31, 2009, net of loans held for sale. The increase in the allowance is reflective of the on going economic and real estate market deterioration experienced locally as well as nationally. At March 31, 2010, the Bank had $9.7 million in non-accrual loans. At year-end 2009, the Bank had $7.3 million in non-accrual loans.

Non-Interest Income. For the first quarter of 2010, non-interest income decreased $53,000, or 7.22%, to $681,000 from $734,000 for the same period the prior year. Changes for the three months ended March 31, 2010 include a decrease of $76,000 in service charges and fees on deposits, reflecting the movement in the industry to reduce service charge fees on certain debit card and ATM transactions, a decrease of $89,000 in gain on sale of investments, an increase in cash value of life insurance of $28,000 resulting from moving several insurance policies to a higher rated carrier, an decrease in gains on sale of loan activities of $51,000 which is a reflection of the real estate market in general, an increase in income from brokerage services of $18,000, an increase of $14,000 resulting from a decrease in impairment on available for sale securities and an increase in all other non-interest income of $103,000 which is primarily the result of proceeds received from insurance claims.

Non-Interest Expense. For the first quarter of 2010, non-interest expense increased $55,000, or 1.97%, to $2.842 million from $2.787 million for the same period the prior year. Changes for the three months ended March 31, 2010 include a decrease of $260,000 in salaries and employee benefits resulting from downsizing of several positions, an increase of $12,000 in occupancy expense, an increase in other outside service expense of $47,000 reflecting increased information technology consulting expenses, an increase of $54,000 in data processing expense, an increase in deposit and other insurance expense of $38,000 primarily related to increases in FDIC premiums, an increase in professional and other services of $88,000 related to increased attorney and accounting fees, an increase of $37,000 in net losses on sale of foreclosed real estate, a decrease in advertising expense of $28,000 and an increase in all other non-interest expense of $50,000.

Provision for Income Taxes. Our provision for income tax expense or benefit, as a percentage of income before income taxes, was 32.6% and 31.2%, respectively, for the three months ended March 31, 2010 and 2009.

Financial Condition

Allowance for loan losses and problem loans. Determining the allowance for loan losses is based on a number of factors, many of which are subject to judgements made by management. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, a loan review officer performs an annual review of all unsecured loans over a predetermined amount, a sample of loans within a lender’s authority, and a sample of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence and continuing accuracy of the loan grade. The Loan Review Manager reports directly to the Chief Credit Officer and the Audit Committee of the Company’s Board of Directors.

The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses estimated inherent in existing loans, based on evaluations of the collectability of loans and prior loan loss experience. The allowance calculation consists of two primary components: (1) a component for individual impairment and (2) components for collective reserve, including a qualitative portion. The allowance is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.

Based on the quarterly allowance calculation, management recorded a provision of $2.6 million for the three months ended March 31, 2010 compared to $1.1 million for the three months ended March 31,

2009. Net charge-offs for the three months ended March 31, 2010 were $1.7 million or 0.39% of average loans, compared to $569,00, or 0.13% of average loans, for the three months ended March 31, 2009.

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$7,307	$5,632

Provision charged to operations	2,600	1,135

Net charge-offs:
Loans charged off:
Construction loans	1,013	576
Commercial mortgage loans	541	—
Home equity lines of credit	132	—
Residential mortgage loans	25	—
Commercial and industrial loans	10	—
Consumer loans	13	—

Total charge-offs	1,734	576

Recoveries of loans previously charged-off:
Construction loans	—	7
Commercial mortgage loans	1	—
Home equity lines of credit	—	—
Residential mortgage loans	25	—
Commercial and industrial loans	6	—
Consumer loans	20	—

Total recoveries	52	7

Net charge-offs	(1,682)	(569)

Balance at end of period	$8,225	$6,198

Net charge-offs to average loans during the period	0.39%	0.13%
Allowance to gross loans	1.90%	1.67%

The evaluation of the allowance for loan losses is inherently subjective. Management uses the best information available to establish this estimate. However, if factors such as economic conditions differ substantially from assumptions, or if amounts and timing of future cash flows expected to be received on impaired loans vary substantially from estimates, future adjustments to the allowance for loan losses may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements about all relevant information available to them at the time of their examination. Any adjustments to original estimates are made in the period in which the factors and other considerations indicate that adjustments to the allowance for loan losses are necessary.

The following is a summary of nonperforming assets and past due loans for the periods ended as presented:

	March 31, 2010	December 31, 2009
	(In thousands)
Nonaccrual loans
Construction	$6,155	$4,301
Commercial mortgage	2,629	2,557
Home equity lines	58	—
Residential mortgage	839	486
Commercial and industrial	—	—
Loans to individuals	—	—

	9,681	7,344

Foreclosed real estate
Construction	1,202	1,018
Commercial mortgage	1,510	1,510
Home equity lines	—	—
Residential mortgage	177	177
Commercial and industrial	157	157
Loans to individuals	—	—

	3,046	2,862
Repossessed Assets	—	14

Total nonperforming assets	$12,727	$10,220

Past due loans 1
Construction	$2,048	$2,515
Commercial mortgage	1,241	329
Home equity lines	357	176
Residential mortgage	1,765	531
Commercial and industrial	618	109
Loans to individuals	166	11

Total past due loans	$6,195	$3,671

Nonperforming loans to gross loans	2.24%	1.68%
Nonperforming assets to total assets	2.25%	1.89%
Past due loans to gross loans	1.43%	0.83%
Allowance coverage of nonperforming assets	64.63%	99.50%

1	Past due loans include all loans that are 30 days or more past due

Foreclosed assets which includes foreclosed real estate and other real property held for sale, increased to $3.0 million at March 31, 2010, from $2.9 million at December 31, 2009. The Company is actively marketing all of its foreclosed real properties. Foreclosed assets are initially recorded at fair value less costs to sell at date of foreclosure. Subsequent declines in fair value are charged to earnings. The Company obtains updated appraisals and/or valuations for all foreclosed assets.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”) but can include other loans identified by management as being impaired. As of March 31, 2010, the Bank identified impaired loans of $40.3 million. Of these impaired loans, $18.7 million were identified to have a specific allowance impairment of $1.3 million. At December 31, 2009, $11.0 million of loans were determined to be impaired. Of this total, $8.2 million required a specific allowance totaling $1.2. The increase in impaired loans is due to the ongoing weakness experienced in the economy and real estate markets. For impaired loans where legal action has been taken to foreclose, the loan is charged down to estimated fair value, and a specific reserve is not established

The following table summarizes performing TDRs, which are all classified as impaired loans for purposes of the loan loss allowance calculation, as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(In thousands)

Performing TDRs
Construction	$9,107	$1,901
Commercial mortgage	717	—
Home equity lines	—	—
Residential mortgage	—	—
Commercial and industrial	—	718
Loans to individuals	—	—

Total performing TDRs	$9,824	$2,619

Non-performing TDRs
Construction	$3,364	$—
Commercial mortgage	—	—
Home equity lines	—	—
Residential mortgage	—	—
Commercial and industrial	—	—
Individual	—	—

Total non-performing TDRs	$3,364	$—

Total TDRs	$13,188	$2,619

Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. Of the $13.2 million of TDRs at March 31, 2010, loans totaling $9.8 million were accruing interest and were not included in nonperforming loans. The Company only restructures loans for borrowers in financial difficulty that have a designed viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional revenue from the business or through liquidation of assets. Generally these are restructured to provide the borrower additional time to execute their plans. The performing TDRs were performing prior to restructuring. They were not not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue to perform based on the restructured note terms. All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.

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

We have maintained an adequate position of liquidity in the form of cash, interest-earning bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $110.2 million at March 31, 2010 compared to $80.4 million at December 31, 2009. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $169.5 million from the FHLB, subject to collateral constraints, with $21 million outstanding at March 31, 2010 and $25 million outstanding at December 31, 2009. All borrowings with FHLB must be adequately collateralized. We also have the ability to borrow up to $52.9 million from the FRB, subject to collateral constraints. We had no borrowings outstanding with the FRB at March 31, 2010 or December 31, 2009. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2010, the Company’s average equity to average asset ratio was 7.42%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s total risk-based capital ratio at March 31, 2010 was 11.77%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.	Controls and Procedures

MidCarolina Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures where effective, as of March 31, 2010, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In conjunction with the above evaluation of the Company’s disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended March 31, 2010, and that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 6.	Exhibits

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

MIDCAROLINA FINANCIAL CORPORATION

Date: May 13, 2010	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date: May 13, 2010	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer

Exhibit Index

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 Certification by Chief Financial Officer (filed herewith)