Form 10-Q
period 2010-06-30
MIDCAROLINA FINANCIAL CORP
filed 2010-08-12
CIK 1174872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 10, 2010, the registrant had outstanding 4,927,828 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009(*)
	(Dollars in thousands except Share data)
ASSETS

Cash and due from banks	$1,765	$1,581
Federal funds sold and interest-earning deposits	38,077	7,848
Investment securities available for sale	71,700	70,719
Loans held for sale	1,696	228
Loans	425,538	438,087
Allowance for loan losses	(8,539)	(7,307)

NET LOANS	416,999	430,780
Investment in stock of Federal Home Loan Bank of Atlanta	2,322	2,322
Investment in life insurance	8,356	8,179
Premises and equipment, net	6,832	7,063
Other assets	13,257	12,284

TOTAL ASSETS	$561,004	$541,004

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing demand deposits	$39,742	$41,655
Interest-bearing demand deposits	227,053	144,839
Savings	10,331	8,266
Time	211,795	270,260

TOTAL DEPOSITS	488,921	465,020

Short-term borrowings	—	520
Long-term borrowings	29,764	33,764
Accrued expenses and other liabilities	1,468	1,515

TOTAL LIABILITIES	520,153	500,819

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,927,828 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	15,076	14,958
Retained earnings	21,084	20,805
Accumulated other comprehensive loss	(128)	(397)

TOTAL SHAREHOLDERS’ EQUITY	40,851	40,185

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$561,004	$541,004

*	Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$5,830	$6,082	$11,686	$11,995
Investment securities:
Taxable	422	558	864	1,267
Tax-exempt	288	302	589	514
Federal funds sold and interest-earning deposits	23	2	28	4

TOTAL INTEREST INCOME	6,563	6,944	13,167	13,780

INTEREST EXPENSE
Demand deposits	754	358	1,371	632
Savings	16	4	29	10
Time	1,182	2,009	2,452	4,399
Short-term borrowings	—	6	—	15
Long-term borrowings	244	314	534	636

TOTAL INTEREST EXPENSE	2,196	2,691	4,386	5,692

NET INTEREST INCOME	4,367	4,253	8,781	8,088

PROVISION FOR LOAN LOSSES	875	800	3,475	1,935

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,492	3,453	5,306	6,153

NON-INTEREST INCOME
Service charges on deposits accounts	168	219	362	489
Gain on sale of loans	145	252	263	421
Income from brokerage activities	60	62	120	104
Increase in cash surrender value of life insurance	78	71	177	142
Gain (loss) on sale of available for sale investments		(11)	52	34
Impairment on nonmarketable investments	—	(126)	—	(126)
Total other-than-temporary impairment loss	(381)	(810)	(614)	(1,065)
Portion of loss recognized in other comprehensive income	373	766	588	989

Net impairment loss recognized in earnings	(8)	(44)	(26)	(76)
Other (Note F)	128	98	311	178

TOTAL NON-INTEREST INCOME	560	584	1,241	1,318

NON-INTEREST EXPENSE
Salaries and employee benefits	1,321	1,436	2,601	2,976
Occupancy and equipment	389	423	769	791
Other outside services	188	96	310	171
Data processing	323	205	583	411
Office supplies and postage	83	81	182	163
Deposit and other insurance	234	297	449	474
Professional and other services	115	261	312	370
Advertising	110	97	197	212
(Gain) loss on sale of foreclosed real estate	91	24	100	(4)
Other (Note F)	195	219	388	362

TOTAL NON-INTEREST EXPENSE	3,049	3,139	5,891	5,926

INCOME BEFORE INCOME TAXES	1,003	898	656	1,545
INCOME TAXES	282	185	169	387

NET INCOME	721	713	487	1,158

Dividends on preferred stock	104	104	208	208
Net income available to common shareholders	$617	$609	$279	$950

NET INCOME PER COMMON SHARE
Basic	$.13	$.12	$.06	$.19

Diluted	$.13	$.12	$.06	$.19

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income	$721	$713	$487	$1,158

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,027	2,394	1,033	1,350
Tax effect	(396)	(896)	(398)	(493)
Reclassification of net (gains) losses recognized in net income	11	(52)	(34)	(186)
Tax effect	(4)	20	13	72
Reclassification of impairment loss recognized in net income	8	44	26	76
Tax effect	(3)	(17)	(10)	(30)
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(373)	(766)	(588)	(989)
Tax effect	144	295	227	381

Total other comprehensive income	414	1,022	269	181

COMPREHENSIVE INCOME	$1,135	$1,735	$756	$1,339

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2009	5,000	$4,819	4,927,828	$14,958	$20,805	$(397)	$40,185
Net income	—	—	—	—	487	—	487
Other comprehensive income	—	—	—	—	—	269	269
Stock based compensation	—	—	—	118	—	—	118
Preferred dividends paid	—	—	—	—	(208)	—	(208)

Balance at June 30, 2010	5,000	$4,819	4,927,828	$15,076	$21,084	$(128)	$40,851

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Amounts in thousands)
Operating Activities
Net income	$487	$1,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566	343
Provision for loan losses	3,475	1,935
Gain on sale of available for sale investments	(34)	(186)
Impairment on nonmarketable investment	—	126
Other-than-temporary impairment on available for sale securities	26	76
Deferred tax expense	167	676
Gain on sale of loans	(263)	(421)
Origination of loans held for sale	(12,274)	(23,354)
Proceeds from sales of loans held for sale	11,069	22,346
Increase in cash surrender value life insurance	(177)	(142)
Net (gain) loss on sale foreclosed real estate	100	(4)
Stock based compensation expense	118	256
Changes in assets and liabilities:
(Increase) decrease in other assets	434	(372)
Increase (decrease) in accrued expenses and other liabilities	(214)	(2,371)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,480	66

Investing Activities
Purchases of investment securities available for sale	(37,245)	(21,600)
Maturities and calls of investment securities available for sale	—	750
Principal paydowns on investment securities available for sale	4,208	5,203
Sales of investment securities available for sale	32,220	17,592
Net (increase) decrease in loans from originations and principal repayments	7,777	(11,274)
Purchase of FHLB stock	—	(354)
Purchases of premises and equipment	(51)	(80)
Proceeds from sale of foreclosed real estate	851	890

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	7,760	(8,873)

Financing Activities
Net increase in deposits	23,901	7,797
Net decrease in short-term borrowings	(520)	—
Net decrease in long-term borrowings	(4,000)	—
Preferred stock dividends paid	(208)	(208)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,173	7,589

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,413	(1,218)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,429	15,734

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,842	$14,516

Supplemental disclosure of cash flow information
Cash paid for interest	$4,473	$5,733
Loans transferred to foreclosed real estate	$2,529	$2,649

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2010 and for the three month and six month periods ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Prior period amounts may have been reclassified for proper presentation. The Company reclassified $24,000 of net loss on sale of foreclosed real estate for the three month period ended June 30, 2009 and $4,000 of net gain on sale of foreclosed real estate for the six month period ended June 30, 2009, respectively, from non-interest income to non-interest expense. The reclassification did not impact net income for the period.

NOTE B – COMMITMENTS

At June 30, 2010, loan commitments were as follows (in thousands):

Commitments to extend credit	$25,270
Undisbursed lines of credit	32,812
Standby letters of credit	2,706
Commitments to sell loans held for sale	1,696

NOTE C – PER SHARE DATA

Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month and six month periods ended June 30, 2010 there were 381,816 options that were antidilutive. For the three month period ended June 30, 2009 there were 264,949 options that were antidilutive. For the six month period ended June 30, 2009 there were 252,570 options that were antidilutive. For the three and six month periods ended June 30, 2010 and 2009 the average stock price was below the exercise price, which resulted in options being considered anti dilutive.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C – PER SHARE DATA (Continued)

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of shares used in computing basic net income per share	4,927,828	4,927,828	4,927,828	4,927,828

Effect of dilutive stock options	—	3,951	—	1,528

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,927,828	4,931,779	4,927,828	4,929,356

NOTE D – INVESTMENT SECURITIES

The following is a summary of investment securities by major classification at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$3,657	$86	$—	$3,743
Mortgage-backed securities	32,334	595	69	32,860
GSE CMO’s	1,608	36	—	1,644
Private Label CMO’s	3,268	—	414	2,854
State and municipal	30,541	437	684	30,294
Subordinated debentures	500	—	195	305

Total	$71,908	$1,154	$1,362	$71,700

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$12,113	$13	$69	$12,057
Mortgage-backed securities	23,690	1,246	19	24,917
Private label CMO’s	5,683	6	713	4,976
State and municipal	29,379	191	1,121	28,449
Subordinated debentures	500	—	180	320

Total	$71,365	$1,456	$2,102	$70,719

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. The Company had 24 securities with gross unrealized losses at June 30, 2010. These securities include four mortgaged-backed, four private label collateralized mortgage obligations, 15 state and municipal and one subordinated debenture. The Company had 33 securities with gross unrealized losses at December 31, 2009. These securities include three U.S. government agency, one mortgage-backed, seven private label collateralized mortgage obligations, 21 state and municipal and one subordinated debenture. At June 30, 2010 only five of the 15 state and municipal securities reported unrealized losses for 12 consecutive months or longer. Management feels that the unrealized loss is attributable to a limited market for trading these types of securities and the interest rate spreads. Except as noted in the table below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and/or the short duration of the unrealized loss.

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	5,990	69	—	—	5,990	69
GSE CMO’s	—	—	—	—	—	—
Private label CMO’s	—	—	1,270	41	1,270	41
State and municipal	9,186	127	5,058	557	14,244	684
Subordinated debentures	—	—	305	195	305	195

Total temporarily impaired securities	$15,176	$196	$6,633	$793	$21,809	$989

Other than temporary impairment
Private label CMO’s	$—	$—	$1,584	$373	$1,584	$373

Total other than temporarily impaired securities	$—	$—	$1,584	$373	$1,584	$373

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

The aggregate amortized cost and fair value of debt securities at June 30, 2010, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)
U.S. Agency securities:
Due within 1 year	$—	$—
Due in 1 year through 5 years	3,657	3,743
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
State and municipal securities:
Due within 1 year	—	—
Due in 1 year through 5 years	—	—
Due after 5 years through 10 years	2,610	2,717
Due after 10 years	27,931	27,577
Other:
Due in 5 year through 10 years	500	305
Due after 10 years	—	—
GSE CMOs	1,608	1,644
Private label CMOs	3,268	2,854
Mortgage-backed securities	32,334	32,860

Total	$71,908	$71,700

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

Proceeds from sales of investment securities available for sale amounted to $32.3 million and $17.6 million, for the six months ended June 30, 2010 and June 30, 2009, respectively. Aggregate gross realized gains from the sales of investment securities available for sale amounted to $34,000 and $186,000 for the six months ended June 30, 2010 and June 30, 2009, respectively. Realized losses from the impairment of private label mortgage backed securities amounted to $26,000 for the six months ended June 30,2010 and $76,000 for the six months ended June 30, 2009 resulting from increased default rates on underlying collateral payments and credit rating deterioration.

Investment securities with amortized cost of $24.8 million and fair value of $25.1 million at June 30, 2010 were pledged to secure public monies on deposit as required by law.

Debt securities were divided into two groups, those rated investment grade by at least one nationally-recognized rating agency and those rated below investment grade by all nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at June 30, 2010. Two debt securities rated below investment grade, (two private label CMO’s) were considered to be other-than-temporarily impaired at June 30, 2010.

At June 30, 2010, the aggregate unrealized loss on the two private label mortgage-backed securities, totaled $614,000 before recognition of any other-than-temporary impairment charges. Impairment of these securities were evaluated to determine if we expect to not recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows on individual loans underlying each security using current and anticipated changes in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure. Impairment charges totaled $26,000 for the period ended June 30, 2010.

The primary assumptions used in this evaluation were:

Prepayments – starting with current refinancing and payoff prepayment vector statistics based on information derived from the trustee. The bonds’ prepayment vectors anticipates 6-8 VPR for 6 months and then returning to historical norms of 4-5 VPR to maturity

Loss severity – estimated lifetime foreclosure rates are 25% - 45%. Loss severity includes estimated holding and disposal expenses.

Default rate – The model takes the consumer default rate from the mortgage backed bonds 2 month average default rate from 16.1% to 17.8% over the next 24 months and down to 3.8% - 4.5% through maturity.

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES (Continued)

Based on our evaluation, a portion of the unrealized loss for one security was identified as credit impairment and charged to earnings for the three months ended June 30, 2010.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Balance of credit losses on debt securities at the beginning of the period	$166	$32	$148	$—

Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	8	44	26	76

Balance of credit losses on debt securities at the end of the current period	$174	$76	$174	$76

At June 30, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $2.3 million. On May 11, 2010 the FHLB announced that it would pay a dividend for the first quarter of 2010. On June 30, 2010, the FHLB also announced its intentions of repurchasing up to $300 million of its stockholders excess capital on July 15, 2010. Given this, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2010. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a change in the value of the FHLB stock held by the Company.

NOTE E – LOANS

Following is a summary of loans at each of the balance sheet dates presented (Dollars in thousands):

	At June 30, 2010		At December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Construction loans	$59,054	13.88%	$67,635	15.44%
Commercial mortgage loans	172,416	40.52%	174,926	39.93%
Home equity lines of credit	44,216	10.39%	44,627	10.19%
Residential mortgage loans	81,801	19.22%	81,377	18.57%

Total real estate	357,487		368,565

Commercial and industrial loans	63,405	14.90%	64,173	14.65%
Loans to individuals	4,657	1.09%	5,383	1.22%

Subtotal	425,549	100.00%	438,121	100.00%

Net deferred loan fees	(11)		(34)

Loans	$425,538		$438,087

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F – NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Debit card income	$73	$60	$136	$111
ATM interchange income	3	2	4	4
Safe deposit rent	3	4	6	7
Check upcharge	7	7	14	13
Income from rental property	14	6	27	13
Insurance claim proceeds	10	—	90	—
Other	18	19	34	30

Total	$128	$98	$311	$178

The major components of other non-interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Travel	$20	$19	$32	$39
Contributions	11	21	21	22
Director fees	42	54	88	90
Dues and memberships	3	5	6	12
Credit reports and filing fees	5	4	10	9
Franchise tax	30	30	60	51
Appraisals	35	7	55	16
Deposit charge offs	1	15	2	17
Loan collection expense	38	29	84	42
CDARS expense	1	22	19	43
Filing and recording fees	5	7	5	13
Other	4	6	6	8

Total	$195	$219	$388	$362

NOTE G – FAIR VALUE MEASUREMENTS

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures impairment on an individual basis. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2010, the Bank identified $34.9 million in impaired loans. Of these impaired loans, $10.8 million were identified to have impairment of $207,000, for a net fair value of $10.6 million. At December 31, 2009, the Company identified impaired loans of $11.0 million. Of this total, $8.2 million required a specific allowance totaling $1.2 million for a net fair value of $7.0 million. The determination of impairment was based on the estimated fair market value of collateral for each loan determined through the use of appraisals and subjected to further discounts by management for age of appraisals, geography of the collateral and historical experience in selling similar types of collateral, which are considered to be Level 3 inputs.

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

management will rely on significant discounts to account for the age of the most current appraised value available, geography of the foreclosed real estate and historical experience in selling similar types of foreclosed real estate. The Company records the foreclosed real estate under these significant unobservable inputs as nonrecurring Level 3.

Their were no significant transfers between the valuation of financial assets or liabilities between Levels 1 and 2 in the valuation hierarchy below. The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of June 30, 2010 (in thousands):

		Fair Value Measurements at June 30, 2010
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S Agency securities	$3,743	$—	$3,743	$—
Mortgage backed securities	32,860	—	32,860	—
GSE CMO’s	1,644	—	1,644	—
Private label CMO’s	2,854	—	2,854	—
State and municipal securities	30,294	—	30,294	—
Subordinated debenture	305		—	305

	71,700	—	71,395	305

Impaired loans	10,572			10,572
Foreclosed real estate	4,440			4,440

The table below presents the balances of assets and liabilities measured at fair value, as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S Agency securities	$12,057	$—	$12,057	$—
Mortgage backed securities	24,917	—	24,917	—
CMO’s	4,976	—	4,976	—
State and municipal securities	28,449	—	28,449	—
Subordinated debenture	320	—	—	320

	70,719	—	70,399	320

Impaired loans	7,042	—	—	7,042
Foreclosed real estate	2,876	—	—	2,876

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G – FAIR VALUE MEASUREMENTS (Continued)

The table below presents reconciliation for the period of December 31, 2009 to June 30, 2010 for all Level 3 assets that are measured at fair value on a recurring basis.

Available-for-sale securities
(Dollars in thousands)
Beginning Balance December 31, 2009	$320
Total realized and unrealized gains or losses:
Included in earnings	—
Included in other comprehensive income	(15)
Purchases, issuances and settlements	—
Transfers in (out) of Level 3	—

Ending Balance June 30, 2010	$305

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC TOPIC 825 Financial Instruments, requires a company to disclose on an interim and annual basis the fair value of its financial instruments whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009, respectively.

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 2% were subtracted to reflect the illiquid and distressed conditions at June 30, 2010 and December 31, 2009.

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of June 30, 2010
Financial assets:
Cash and cash equivalents	$39,842	$39,842
Investment securities available for sale	71,700	71,700
Loans held for sale	1,696	1,696
Loans, net of allowance	416,999	413,076
Federal Home Loan Bank stock	2,322	2,322
Investment in life insurance	8,356	8,356
Accrued interest receivable	1,836	1,836
Financial liabilities:
Deposits	$488,921	$491,659
Long-term debt	29,764	30,339
Accrued interest payable	398	398

As of December 31, 2009
Financial assets:
Cash and cash equivalents	$9,429	$9,429
Investment securities available for sale	70,719	70,719
Loans held for sale	228	228
Loans, net	430,780	424,087
Federal Home Loan Bank stock	2,322	2,322
Investment in life insurance	8,179	8,179
Accrued interest receivable	2,150	2,150
Financial liabilities:
Deposits	$465,020	$462,740
Short-term borrowings	520	520
Long-term debt	33,674	34,684
Accrued interest payable	485	485

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance “Accounting for Transfers of Financial Assets – an amendment of the FASB Statement No. 140” (“ASC 860”), which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures including information about continuing exposure to risks related to transferred financial assets. ASC 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The provisions of ASC 860 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance on consolidation. The guidance (“ASC 810”), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. ASC 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The provisions of ASC 810 did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2010-20, Receivables (“ASC 310-30”): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

•	The nature of credit risk inherent in the entity’s portfolio of financing receivables;

•	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and

•	The changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:

•	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;

•	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and

•	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Additional disclosures will be considered for year-end 2010 reporting.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE J – SHAREHOLDERS’ EQUITY

The Bank’s Board of Directors has entered into an agreement with the FDIC and the North Carolina Commissioner of Banks in which the Board agreed that the Bank may not pay a dividend to the Company without the prior written consent of those regulators.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report and its exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the SEC’s Internet website at www.sec.gov or through our Internet website at www.midcarolinabank.com. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to (a) pressures on our earnings, capital and liquidity resulting from current and future conditions in the credit and capital markets, (b) continued or unexpected increases in credit losses in our loan portfolio, (c) continued adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans),(d) the financial success or changing strategies of our customers, (e) actions of government regulators, or change in laws, regulations or accounting standards, that adversely affect our business, (f) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets, and (h) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements included in this report are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend, to update these forward-looking statements.

Recent Developments

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, into law. This new legislation makes extensive changes to the laws regulating financial products and services as well as firms and companies offering financial products and services. The Dodd-Frank Act also alters certain corporate governance matters affecting public companies. The legislation requires substantial rulemaking and mandates numerous additional studies, the results of which could impact future legislative and regulatory action. We are in the process of evaluating this new legislation and determining the extent to which it will impact our current and future operations.

Among other things that could have an impact on our operations and activities, the Dodd-Frank Act amends the manner for calculating the assessment base for deposit insurance premiums paid to the FDIC, and it requires the federal banking agencies to issue new rules to implement new minimum leverage and risk-based capital requirements for insured depository institutions. It also requires the Securities and Exchange Commission to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight. Additionally, the Act establishes the Consumer Financial Protection Bureau, or Bureau, as a new, independent federal agency, which will have broad rulemaking, supervisory and enforcement authority over financial institutions providing consumer financial products and services. Examples of such products and services include deposit products, residential mortgages, home-equity loans and credit cards. Under the Dodd-Frank Act, states are permitted to adopt more stringent consumer protection laws, and state attorneys general can enforce those laws as well as consumer protection rules issued by the Bureau.

During June 2010, the Bank’s Board of Directors entered into an agreement called a Memorandum of Understanding (the “Memorandum”) with the FDIC and North Carolina Commissioner of Banks under which the Bank will move in good faith to take various actions designed to improve the Bank’s lending procedures and other conditions related to its operations. The Memorandum provides for the Board to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) review compliance with and, as necessary, modify written policies regarding asset/liability, investment and funds management, (iv) oversee and enforce loan underwriting procedures and implement policies regarding other real estate and an effective loan documentation system, (v) not pay any dividend without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

Financial Condition at June 30, 2010 and December 31, 2009

During the six-month period ending June 30, 2010, our total assets increased by $20.0 million to $561.0 million from $541.0 million at December 31, 2009. At June 30, 2010, loans totaled $425.5 million, a decrease of $12.5 million, or 2.86%, for the six months. Our loan portfolio experienced decreases in real estate, commercial and consumer loans in the amount of $11.1 million, $768,000 and $726,000 respectively. Federal funds sold and interest-earning deposits increased by $30.2 million, to $38.1 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities available for sale and loans held for sale increased $32.9 million during the six months, to $115.6 million or 20.60% of total assets at June 30, 2010 versus $82.7 million, or 15.29% of total assets, at December 31, 2009. At June 30, 2010, investment securities available for sale, totaled $71.7 million, an increase of $981,000, or 1.39% compared to December 31, 2009.

Deposits continue to be our primary funding source. At June 30, 2010, deposits totaled $488.9 million, an increase of $23.9 million, or 5.14%, from year-end 2009. Included in the deposit balances are $101.3 million of brokered certificates of deposit, a decrease of $1.2 million, or 1.08%, from year-end. We also utilize borrowings from the FHLB and Federal Reserve Bank (“FRB”) to support balance sheet management and growth. Borrowings from the FHLB decreased $4 million or 16.0% to $21.0 million at June 30, 2010, from $25 million at year-end 2009. We had no outstanding balances with the FRB at June 30, 2010 or December 31, 2009.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2010, our shareholders’ equity totaled $40.9 million, an increase of $666,000 from the December 31, 2009 balance. The increase resulted primarily from net income available to common shareholders of $279,000 for the six months ended June 30, 2010. Accumulated other comprehensive loss decreased $269,000 to $128,000 at June 30, 2010.

Comparison of Results of Operations for the

Three Months Ended June 30, 2010 and 2009

Net Income. Our net income available to common shareholders for the three months ended June 30, 2010 was $617,000, a modest increase of $8,000, or 1.31%, from net income available to common shareholders of $609,000 for the same three-month period in 2009. Net income per diluted share of $0.13 for the three-month period ended June 30, 2010 increased $0.01 when compared to the prior period. Our average asset balances increased $15.3 million or 2.79 percent, as total assets averaged $561.2 million during the current three-month period compared to $546.0 million in the comparative prior year period. Our interest rate spread and net yield on average interest-earning assets increased 6 basis points and decreased 2 basis points, respectively. Net interest income increased $114,000, non-interest income for the quarter ended June 30, 2010 decreased in the amount of $24,000, the provision for loan losses increased $75,000, and non-interest expenses decreased $90,000, as compared to the amounts of those items for the comparative period.

Net Interest Income. Net interest income increased by $114,000, or 2.68%, to $4.4 million for the three-months ended June 30, 2010. Our increase in net interest income reflects a $381,000 decrease in interest income off-set by a $495,000 decrease in interest expense. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the second quarter of 2010 increased $14.8 million, or 2.83%, as compared with the same period in 2009. Our average yield on total interest-earning assets decreased by 45 basis points from 5.32% to 4.87%. Our average total interest-bearing liabilities increased by $18.9 million, or 4.04%. Our average cost of total interest-bearing liabilities decreased 50 basis points from 2.31% to 1.81%. Our markets are extremely competitive for deposits. For the three months ended June 30, 2010, our net interest spread was 3.06% and our net interest margin was 3.24%. For the three months ended June 30, 2009, our net interest rate spread was 3.00% and our net interest margin was 3.26%.

Provision for Loan Losses. The Bank recorded $875,000 in the provision for loan losses for the three- month period ended June 30, 2010, an increase of $75,000 from the $800,000 provision made in the second quarter of 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The 2010 provision was significantly impacted by the on-going weakened economy and real estate market causing a heightened level of charge-offs. Specifically, builder/construction loans continue to experience a significant deterioration in their collateral values as developers experience decreased rates of building lot inventory turn-over. Although the Bank reduced its total exposure to construction loans by $8.6 million or 12.7% from $67.6 million at December 31, 2009 to $59.1 million at June 30, 2010, significant risk to property value depreciation continues to persist in the Bank’s construction loan portfolio. Real estate developers’ ability to service debt for extended time periods remains tentative as cash flows have deteriorated. Total loans outstanding, net of loans held for sale, decreased $12.5 million in 2010 compared to December 31, 2009. At June 30, 2010, the allowance for loan losses was $8.5 million, an increase of $1.2 million, or 16.86%, from the $7.3 million at the end of 2009. The allowance represented 2.01% and 1.67%, respectively, of loans outstanding at June 30,

2010 and December 31, 2009, net of loans held for sale. The increase in the allowance is reflective of the on-going economic and real estate market deterioration experienced locally as well as nationally. At June 30, 2010, the Bank had $10.5 million in non-accrual loans. At year-end 2009, the Bank had $7.3 million in non-accrual loans.

Non-Interest Income. For the second quarter of 2010, non-interest income decreased $24,000, or 4.11%, to $560,000 from $584,000 for the same period the prior year. Changes for the three months ended June 30, 2010 include a decrease of $51,000 in service charges and fees on deposits (reflecting the movement in the industry to reduce service charge fees on certain debit card and ATM transactions), a loss on sale of investments in the amount of $11,000 for the second quarter of 2010 compared to a gain on sale of investments in the amount of $52,000 for the second quarter of 2009, an increase in cash value of life insurance of $7,000 resulting from moving several insurance policies to a higher rated carrier, a decrease in gains on sale of loan activities of $107,000 (which is a reflection of the real estate market in general), a decrease in income from brokerage services of $2,000, an increase of $36,000 resulting from a decrease in impairment on available for sale securities, and an increase in all other non-interest income of $30,000 which is primarily the result of proceeds received from insurance claims.

Non-Interest Expense. For the second quarter of 2010, non-interest expense decreased $90,000, or 2.87%, to $3.049 million from $3.139 million for the same period the prior year. Changes for the three months ended June 30, 2010 include a decrease of $115,000 in salaries and employee benefits resulting from downsizing of several positions, a decrease of $34,000 in occupancy expense, an increase in other outside service expense of $92,000 reflecting increased information technology consulting expenses, an increase of $118,000 in data processing expense, an increase in deposit and other insurance expense of $63,000, a decrease in professional and other services of $146,000 related to decreased attorney and accounting fees, an increase of $67,000 in net losses on sale of foreclosed real estate, an increase in advertising expense of $13,000, and a decrease in all other non-interest expense of $24,000.

Provision for Income Taxes. Our provision for income tax expense or benefit, as a percentage of income before income taxes, was 28.1% and 20.6%, respectively, for the three months ended June 30, 2010 and 2009. The effective tax rate for the three month period ended June 30, 2009 was lower due to a higher concentration of tax-exempt interest income in earnings as compared to the three month period ended June 30, 2010.

Comparison of Results of Operations for the

Six Months Ended June 30, 2010 and 2009

Net Income. Our net income available to common shareholders for the six months ended June 30, 2010 was $279,000, a decrease of $671,000, or 70.6%, from net income available to common shareholders of $950,000 for the same six-month period in 2009. Net income per diluted share of $0.06 for the six month period ended June 30, 2010 decreased $0.13 when compared to the prior period. Our average balances showed modest increases as total assets averaging $553.1 million during the current six-month period compared to $545.8 million in the comparative prior year period, a $7.3 million increase or 1.35%. Our interest rate spread and net yield on average interest-earning assets increased 30 basis points and 22 basis points, respectively. Net interest income increased $693,000, non-interest income for the six months ended June 30, 2010 decreased in the amount of $77,000, the provision for loan losses increased $1.5 million, and non-interest expenses decreased $35,000, as compared to the amounts of those items for the comparative period.

Net Interest Income. Net interest income increased by $693,000, or 8.57%, to $8.8 million for the six months ended June 30, 2010. Our increase in net interest income reflects a $613,000 decrease in interest income off-set by a $1.3 million decrease in interest expense. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings. Average interest-earning assets during the first half of 2010 increased $6.7 million, or 1.28%, as compared with the same period in 2009. Our average yield on total interest-earning assets decreased by 30 basis points from 5.31% to 5.01%. Our average total interest-bearing liabilities increased by $7.9 million, or 1.69%. Our average cost of total interest-bearing liabilities decreased 60 basis points from 2.47% to 1.87%. Our markets are extremely competitive for deposits. For the six months ended June 30, 2010, our net interest spread was 3.14% and our net interest margin was 3.34%. For the six months ended June 30, 2009, our net interest rate spread was 2.84% and our net interest margin was 3.12%.

Provision for Loan Losses. The Bank recorded $3.5 million in the provision for loan losses for the period ended June 30, 2010, an increase of $1.6 million from the $1.9 million provision made in the first two quarters of 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The 2010 provision was significantly impacted by the on-going weakened economy and real estate market causing a heightened level of charge-offs. Specifically, builder/construction loans continue to experience a significant deterioration in their collateral values as developers experience decreased rates of building lot inventory turn-over. Although the Bank reduced its total exposure to construction loans by $8.6 million or 12.7% from $67.6 million at December 31, 2009 to $59.1 million at June 30, 2010, significant risk to property value depreciation continues to persist in the Bank’s construction loan portfolio. Real estate developers’ ability to service debt for extended time periods remains tentative as cash flows have deteriorated. Total loans outstanding, net of loans held for sale, decreased by $12.5 million in 2010 compared to December 31, 2009. At June 30, 2010, the allowance for loan losses was $8.5 million, an increase of $1.2 million, or 16.86%, from the $7.3 million at the end of 2009. The allowance represented 2.01% and 1.67%, respectively, of loans outstanding at June 30, 2010 and December 31, 2009, net of loans held for sale. The increase in the allowance is reflective of the on-going economic and real estate market deterioration experienced locally as well as nationally. At June 30, 2010, the Bank had $10.5 million in non-accrual loans. At year-end 2009, the Bank had $7.3 million in non-accrual loans.

Non-Interest Income. For the first six months of 2010, non-interest income decreased $77,000, or 5.84%, to $1.2 million from $1.3 million for the same period the prior year. Changes for the six months ended June 30, 2010 include a decrease of $127,000 in service charges and fees on deposits (reflecting the movement in the industry to reduce service charge fees on certain debit card and ATM transactions), a decrease of $152,000 in gain on sale of investments, an increase in cash value of life insurance of $35,000 resulting from moving several insurance policies to a higher rated carrier, a decrease in gains on sale of loan activities of $158,000 (which is a reflection of the real estate market in general), an increase in income from brokerage services of $16,000, an increase of $50,000 resulting from a decrease in impairment on available for sale securities, and an increase in all other non-interest income of $133,000 which is primarily the result of proceeds received from insurance claims.

Non-Interest Expense. For the first six months of 2010, non-interest expense decreased $35,000, or 0.59%, to $5.891 million from $5.926 million for the same period the prior year. Changes for the six months ended June 30, 2010 include a decrease of $375,000 in salaries and employee benefits resulting from downsizing of several positions, a decrease of $22,000 in occupancy expense, an increase in other outside service expense of $139,000 reflecting increased information technology consulting expenses, an increase of $172,000 in data processing expense, a decrease in deposit and other insurance expense of $25,000 primarily related to increases in FDIC premiums, a decrease in professional and other services of $58,000 related to decreased attorney and accounting fees, an increase of $104,000 in net losses on sale of foreclosed real estate, a decrease in advertising expense of $15,000 and an increase in all other non-interest expense of $26,000.

Provision for Income Taxes. Our provision for income tax expense or benefit, as a percentage of income before income taxes, was 25.8% and 25.1%, respectively, for the six months ended June 30, 2010 and 2009.

Allowance for Loan Losses and Problem Loans

Determining the allowance for loan losses is based on a number of factors, many of which are subject to judgments made by management. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, a loan review officer performs an annual review of all unsecured loans over a predetermined amount, a sample of loans within a lender’s authority, and a sample of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence and continuing accuracy of the loan grade. The Loan Review Manager reports directly to the Chief Credit Officer and the Audit Committee of the Company’s Board of Directors.

The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in existing loans, based on evaluations of the collectability of loans and prior loan loss experience. The allowance calculation consists of two primary components: (1) a component for individual impairment and (2) a general reserve applied to all other loans, which is comprised of a quantitative component based on historical data and a qualitative component based on qualitative factors. The allowance is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.

Based on the quarterly allowance calculation, management recorded a provision of $3.5 million for the six months ended June 30, 2010 compared to $1.9 million for the six months ended June 30, 2009. Net charge-offs for the six months ended June 30, 2010 were $2.2 million or 0.52% of average loans, compared to $1.1 million, or 0.24% of average loans, for the six months ended June 30, 2009.

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Balance at beginning of period	$8,225	$6,198	$7,307	$5,632

Provision charged to operations	875	800	3,475	1,935

Net charge-offs:
Loans charged off:
Construction loans	(327)	(68)	(1,838)	(134)
Commercial mortgage loans	(79)	(15)	(79)	(488)
Home equity lines of credit	(168)	(83)	(168)	(83)
Residential mortgage loans	(36)	(27)	(236)	(27)
Commercial and industrial loans	(20)	(490)	(30)	(525)
Consumer loans	(1)	(10)	(14)	(12)

Total charge-offs	(631)	(693)	(2,365)	(1,269)

Recoveries of loans previously charged-off:
Construction loans	69	—	69	—
Commercial mortgage loans	—	—	1	2
Home equity lines of credit	—	—	—	—
Residential mortgage loans	—	—	25	—
Commercial and industrial loans	1	175	7	179
Consumer loans	—	2	20	3

Total recoveries	70	177	122	184

Net charge-offs	(561)	(516)	(2,243)	(1,085)

Balance at end of period	$8,539	$6,482	$8,539	$6,482

Net charge-offs to average loans during the	.13%	.12%	.52%	.24%
Allowance to loans, net of loans held for sale	2.01%	1.47%	2.01%	1.47%

The evaluation of the allowance for loan losses is inherently subjective. Management uses the best information available to establish this estimate. However, if factors such as economic conditions differ substantially from assumptions, or if amounts and timing of future cash flows expected to be received on impaired loans vary substantially from estimates, future adjustments to the allowance for loan losses may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about all relevant information available to them at the time of their examination. Any adjustments to original estimates are made in the period in which the factors and other considerations indicate that adjustments to the allowance for loan losses are necessary.

The following is a summary of nonperforming assets and past due loans for the periods ended as presented:

	June 30, 2010	December 31, 2009
	(In thousands)

Nonaccrual loans
Construction	$7,183	$4,301
Commercial mortgage	—	2,557
Home equity lines	75	—
Residential mortgage	1,562	486
Commercial and industrial	1,585	—
Loans to individuals	47	—

	10,452	7,344

Foreclosed real estate
Construction	2,688	1,018
Commercial mortgage	—	1,510
Home equity lines	—	—
Residential mortgage	421	177
Commercial and industrial	1,331	157
Loans to individuals	—	—

	4,440	2,862
Repossessed Assets	—	14

Total nonperforming assets	$14,892	$10,220

Past due loans [1]
Construction	$670	$2,515
Commercial mortgage	—	329
Home equity lines	135	176
Residential mortgage	774	531
Commercial and industrial	846	109
Loans to individuals	205	11

Total past due loans	$2,630	$3,671

Nonperforming loans to gross loans	2.46%	1.68%
Nonperforming assets to total assets	2.65%	1.89%
Past due loans to gross loans	0.62%	0.83%
Allowance coverage of nonperforming assets	57.34%	99.50%

[1]	Past due loans include all loans that are 30 days or more past due

Foreclosed assets which include foreclosed real estate and other real property held for sale, increased to $4.4 million at June 30, 2010, from $2.9 million at December 31, 2009. The Company is actively marketing all of its foreclosed real properties. Foreclosed assets are initially recorded at fair value less costs to sell at date of foreclosure. Subsequent declines in fair value are charged to earnings. The Company obtains updated appraisals and/or valuations for all foreclosed assets.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”) but can include other loans identified by management as being impaired. As of June 30, 2010, the Bank identified impaired loans of $34.9 million. Of these impaired loans, $10.8 million were identified to have a specific allowance impairment of $207,000. At December 31, 2009, $11.0 million of loans were determined to be impaired. Of this total, $8.2 million required a specific allowance totaling $1.2 million. The increase in impaired loans is due to the ongoing weakness experienced in the economy and real estate markets. For impaired loans where legal action has been taken to foreclose, the loan is charged down to estimated fair value, and a specific reserve is not established

The following table summarizes TDRs, which are all classified as impaired loans for purposes of the loan loss allowance calculation, as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(In thousands)
Performing TDRs
Construction	$1,343	$1,901
Commercial mortgage	—	—
Home equity lines	—	—
Residential mortgage	6,729	—
Commercial and industrial	—	718
Loans to individuals	—	—

Total performing TDRs	8,072	2,619

Non-performing TDRs
Construction	—	—
Commercial mortgage	629	—
Home equity lines	—	—
Residential mortgage	3,199	—
Commercial and industrial	—	—
Individual	—	—

Total non-performing TDRs	3,828	—

Total TDRs	$11,900	$2,619

Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. Of the $11.9 million of TDRs at June 30, 2010, loans totaling $8.1 million were accruing interest and were not included in nonperforming loans. The Company only restructures loans for borrowers in financial difficulty that have a designed viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional revenue from the business or through liquidation of assets. Generally these are restructured to provide the borrower additional time to execute their plans. The performing TDRs were performing prior to restructuring. They were not not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue to perform based on the restructured note terms. All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.

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

We have maintained an adequate position of liquidity in the form of cash, interest-earning bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $113.2 million at June 30, 2010 compared to $80.4 million at December 31, 2009. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $168.3 million from the FHLB, subject to collateral constraints, with $21.0 million outstanding at June 30, 2010 and $25.0 million outstanding at December 31, 2009. All borrowings with FHLB must be adequately collateralized. We also have the ability to borrow up to $41.3 million from the FRB, subject to collateral constraints. We had no borrowings outstanding with the FRB at June 30, 2010 or December 31, 2009. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2010, the Company’s average equity to average asset ratio was 7.18%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s total risk-based capital ratio at June 30, 2010 was 12.17%. The Bank’s Board of Directors has entered into an agreement with the FDIC and the North Carolina Commissioner of Banks in which the Board agreed that the Bank may not pay a dividend without the prior written consent of those regulators.

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

MidCarolina Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures where effective, as of June 30, 2010, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In conjunction with the above evaluation of the Company’s disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2010, and that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

MIDCAROLINA FINANCIAL CORPORATION

Date: August 12, 2010	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer

Exhibit Index

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 Certification by Chief Financial Officer (filed herewith)