Form 10-Q
period 2010-09-30
MIDCAROLINA FINANCIAL CORP
filed 2010-11-12
CIK 1174872

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 11, 2010, the registrant had outstanding 4,927,828 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009(*)
	(Dollars in thousands, except Share data)
ASSETS

Cash and due from banks	$1,551	$1,581
Federal funds sold and interest-earning deposits	32,246	7,848
Investment securities available for sale	78,240	70,719
Loans held for sale	2,526	228
Loans	410,261	438,087
Allowance for loan losses	(8,816)	(7,307)

NET LOANS	401,445	430,780
Investment in stock of Federal Home Loan Bank of Atlanta	2,156	2,322
Investment in life insurance	8,435	8,179
Premises and equipment, net	6,772	7,063
Other assets	18,928	12,284

TOTAL ASSETS	$552,299	$541,004

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing demand deposits	$42,400	$41,655
Interest-bearing demand deposits	233,514	144,839
Savings	13,740	8,266
Time	194,818	270,260

TOTAL DEPOSITS	484,472	465,020

Short-term borrowings	-	520
Long-term borrowings	23,764	33,764
Accrued expenses and other liabilities	2,110	1,515

TOTAL LIABILITIES	510,346	500,819

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, 20,000,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,927,828 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	15,118	14,958
Retained earnings	21,368	20,805
Accumulated other comprehensive income (loss)	648	(397)

TOTAL SHAREHOLDERS’ EQUITY	41,953	40,185

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$552,299	$541,004

* Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$5,741	$6,154	$17,427	$18,149
Investment securities:
Taxable	367	502	1,231	1,769
Tax-exempt	272	334	861	848
Federal funds sold and interest-earning deposits	22	17	50	21

TOTAL INTEREST INCOME	6,402	7,007	19,569	20,787

INTEREST EXPENSE
Demand deposits	769	390	2,140	1,022
Savings	27	4	56	14
Time	993	1,753	3,445	6,152
Short-term borrowings	-	-	-	15
Long-term borrowings	233	307	767	943

TOTAL INTEREST EXPENSE	2,022	2,454	6,408	8,146

NET INTEREST INCOME	4,380	4,553	13,161	12,641

PROVISION FOR LOAN LOSSES	1,543	950	5,018	2,885

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,837	3,603	8,143	9,765

NON-INTEREST INCOME
Service charges on deposits accounts	171	214	533	703
Gain on sale of loans	238	169	501	590
Income from brokerage activities	58	109	178	213
Increase in cash surrender value of life insurance	79	36	256	178
Gain (loss) on sale of available for sale investments	(11)	12	23	198
Impairment on nonmarketable investments	-	-	-	(126)
Total other-than-temporary impairment loss	(114)	(678)	(188)	(1,076)
Portion of loss recognized in other comprehensive income	111	624	159	946

Net impairment loss recognized in earnings	(3)	(54)	(29)	(130)
Other (Note F)	113	273	424	451

TOTAL NON-INTEREST INCOME	645	759	1,886	2,077

NON-INTEREST EXPENSE
Salaries and employee benefits	1,297	1,301	3,898	4,277
Occupancy and equipment	358	388	1,127	1,179
Other outside services	172	101	482	272
Data processing	324	236	907	647
Office supplies and postage	78	96	260	259
Deposit and other insurance	283	356	732	830
Professional and other services	100	129	412	499
Advertising	71	60	268	272
(Gain) loss on sale and costs of foreclosed real estate	26	72	126	68
Other (Note F)	367	193	755	554

TOTAL NON-INTEREST EXPENSE	3,076	2,932	8,967	8,857

INCOME BEFORE INCOME TAXES	406	1,430	1,062	2,976
INCOME TAXES	17	484	186	871

NET INCOME	389	946	876	2,105
Dividends on preferred stock	104	104	313	313

Net income available to common shareholders	$285	$842	$563	$1,792

NET INCOME PER COMMON SHARE
Basic	$.06	$.17	$.11	$.36

Diluted	$.06	$.17	$.11	$.36

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income	$389	$946	$876	$2,105

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,360	2,317	1,853	3,039
Tax effect	(524)	(893)	(714)	(1,172)
Reclassification of net (gains) losses recognized in net income	11	(12)	(23)	(198)
Tax effect	(4)	5	9	76
Reclassification of impairment loss recognized in net income	3	54	29	130
Tax effect	(1)	(21)	(11)	(50)
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(111)	(624)	(159)	(946)
Tax effect	43	237	61	365

Total other comprehensive income	776	1,063	1,045	1,244

COMPREHENSIVE INCOME	$1,165	$2,009	$1,921	$3,349

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained earnings	Accumulated other com- prehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2009	5,000	$4,819	4,927,828	$14,958	$20,805	$(397)	$40,185
Net income	-	-	-	-	876	-	876
Other comprehensive income	-	-	-	-	-	1,045	1,045
Stock based compensation	-	-	-	160	-	-	160
Preferred dividends paid	-	-	-	-	(313)	-	(313)

Balance at September 30, 2010	5,000	$4,819	4,927,828	$15,118	$21,368	$648	$41,953

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Amounts in thousands)
Operating Activities
Net income	$876	$2,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430	430
(Accretion) amortization on investment securities available for sale	21	(12)
Provision for loan losses	5,018	2,885
Gain on sale of investment securities available for sale	(23)	(198)
Impairment on nonmarketable investment	-	126
Other-than-temporary impairment on investment securities available for sale	29	130
Deferred tax expense	625	991
Gain on sale of loans	(501)	(590)
Origination of loans held for sale	(23,388)	(32,598)
Proceeds from sales of loans held for sale	21,591	31,976
Increase in cash surrender value life insurance	(256)	(178)
Net loss on sale foreclosed real estate	126	68
Stock based compensation expense	160	293
Changes in assets and liabilities:
(Increase) decrease in other assets	(3,192)	(1,856)
Increase (decrease) in accrued expenses and other liabilities	(63)	(387)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,453	3,185

Investing Activities
Purchases of investment securities available for sale	(62,490)	(30,889)
Maturities and calls of investment securities available for sale	-	834
Principal paydowns on investment securities available for sale	5,185	7,301
Sales of investment securities available for sale	51,460	24,394
Net (increase) decrease in loans from originations and principal repayments	18,898	(11,255)
(Purchase) redemption of FHLB stock	166	(353)
Purchases of premises and equipment	(133)	(158)
Proceeds from sale of foreclosed real estate	1,210	933

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	14,296	(9,193)

Financing Activities
Net increase in deposits	19,452	13,920
Net decrease in short-term borrowings	(520)	-
Net decrease in long-term borrowings	(10,000)	-
Preferred stock dividends paid	(313)	(313)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,619	13,607

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,368	7,599
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,429	15,734

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,797	$23,333

Supplemental disclosure of cash flow information
Cash paid for interest	$6,531	$8,146
Loans transferred to foreclosed real estate	$5,419	$2,764

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2010 and for the three month and nine month periods ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Prior period amounts may have been reclassified for proper presentation. The Company reclassified $72,000 of net loss on sale of foreclosed real estate for the three month period ended September 30, 2009 and $68,000 of net loss on sale of foreclosed real estate for the nine month period ended September 30, 2009, respectively, from non-interest income to non-interest expense. The reclassification did not impact net income for the period.

NOTE B - COMMITMENTS

At September 30, 2010, loan commitments were as follows (in thousands):

Commitments to extend credit	$6,206
Undisbursed lines of credit	49,876
Standby letters of credit	2,596
Commitments to sell loans held for sale	2,526

NOTE C - PER SHARE DATA

Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three month and nine month periods ended September 30, 2010 there were 371,504 options that were antidilutive. For the three month and nine month periods ended September 30, 2009 there were 268,571 options that were antidilutive.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C - PER SHARE DATA (Continued)

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of shares used in computing basic net income per share	4,927,828	4,927,828	4,927,828	4,927,828
Effect of dilutive stock options	-	4,264	-	3,458

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,927,828	4,932,092	4,927,828	4,931,286

NOTE D - INVESTMENT SECURITIES

The following is a summary of investment securities by major classification at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$13,079	$114	$-	$13,193
Mortgage-backed securities	27,355	351	19	27,687
GSE CMO’s	3,758	76	-	3,834
Private Label CMO’s	858	-	111	747
State and municipal	31,635	962	123	32,474
Subordinated debentures	500	-	195	305

Total	$77,185	$1,503	$448	$78,240

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$12,113	$13	$69	$12,057
Mortgage-backed securities	23,690	1,246	19	24,917
Private label CMO’s	5,683	6	713	4,976
State and municipal	29,379	191	1,121	28,449
Subordinated debentures	500	-	180	320

Total	$71,365	$1,456	$2,102	$70,719

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. The Company had 8 securities with gross unrealized losses at September 30, 2010. These securities include three mortgaged-backed securities, one private label collateralized mortgage obligation, three state and municipal securities and one subordinated debenture. The Company had 33 securities with gross unrealized losses at December 31, 2009. These securities include three U.S. government agency securities, one mortgage-backed security, seven private label collateralized mortgage obligations, 21 state and municipal securities and one subordinated debenture. At September 30, 2010 two of the state and municipal securities, one mortgage backed security and one subordinated debenture reported unrealized losses for 12 consecutive months or longer. Management feels that the unrealized loss is attributable to a limited market for trading these types of securities and the interest rate spreads. Except as noted in the table below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and/or the short duration of the unrealized loss.

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	3,956	19	-	-	3,956	19
State and municipal.	884	12	2,669	111	3,553	123
Subordinated debentures	-	-	305	195	305	195

Total temporarily impaired securities	$4,840	$31	$2,974	$306	$7,814	$337

Other than temporary impairment
Private label CMO’s	$-	$-	$747	$111	$747	$111

Total other than temporarily impaired securities	$-	$-	$747	$111	$747	$111

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$7,095	$69	$-	$-	$7,095	$69
Mortgage-backed securities	2,039	19	-	-	2,039	19
Private label CMO’s	-	-	2,295	405	2,295	405
State and municipal.	9,042	273	7,384	848	16,426	1,121
Subordinated debentures	-	-	320	180	320	180

Total temporarily impaired securities	$18,176	$361	$9,999	$1,433	$28,175	$1,794

Other than temporary impairment
Private label CMO’s	$1,051	$153	$729	$155	$1,780	$308

Total other than temporarily impaired securities	$1,051	$153	$729	$155	$1,780	$308

The aggregate amortized cost and fair value of debt securities at September 30, 2010, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)
U.S. Agency securities:
Due within 1 year	$7,010	$7,016
Due in 1 year through 5 years	5,069	5,168
Due after 5 years through 10 years	1,000	1,009
Due after 10 years	-	-
State and municipal securities:
Due within 1 year	-	-
Due in 1 year through 5 years	6,575	6,689
Due after 5 years through 10 years	13,367	13,920
Due after 10 years	11,693	11,865
Other:
Due in 5 year through 10 years	500	305
Due after 10 years	-	-
GSE CMOs	3,758	3,833
Private label CMOs	858	748
Mortgage-backed securities	27,355	27,687

Total	$77,185	$78,240

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

Proceeds from sales of investment securities available for sale amounted to $51.4 million and $24.4 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Gross realized gains from the sale of investment securities available for sale amounted to $853,000 and $241,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. Aggregate realized losses from the sale of investment securities available for sale amounted to $830,000 and $43,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. Net realized gains from the sales of securities available for sale amounted to $23,000 and $198,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. An impairment charge of $126,000 on a nonmarketable investment was realized during the nine month period ended September 30, 2009. Realized losses from the impairment of private label mortgage backed securities amounted to $29,000 for the nine months ended September 30, 2010 and $130,000 for the nine months ended September 30, 2009 resulting from increased default rates on underlying collateral payments and credit rating deterioration.

Gross gains on available for sale securities for the three month period ended September 30, 2010 were $301,000. For the three month period ended September 30, 2009 gross gains on available for sale securities were $54,000. Gross losses on available for sale securities for the three month period ended September 30, 2010 were $312,000. For the three month period ended September 30, 2009 gross losses on available for sale securities were $43,000. Net realized losses from the sales of securities available for sale amounted to $11,000 for the three months ended September 30, 2010 and net realized gains from the sales of securities available for sale amounted to $12,000 for the three months ended September 30, 2009.

Investment securities with amortized cost of $26.2 million and fair value of $26.5 million at September 30, 2010 were pledged to secure public monies on deposit as required by law.

Debt securities were divided into two groups: those rated investment grade by at least one nationally-recognized rating agency and those rated below investment grade by all nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at September 30, 2010. The Company elected to sell a private label CMO with a book value of $1.0 million that was rated below investment grade for a loss of $233,000 during the third quarter of 2010 which is included in the three and nine month results ended September 30, 2010 above. One debt security rated below investment grade (a private label CMO) was considered to be other-than-temporarily impaired at September 30, 2010.

At September 30, 2010, the aggregate unrealized loss on the private label mortgage-backed security totaled $114,000 before recognition of any other-than-temporary impairment charges. Impairment of this security was evaluated to determine if we expect to not recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows on individual loans underlying each security using current and anticipated changes in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure. Impairment charges totaled $29,000 for the nine month period ended September 30, 2010.

The primary assumptions used in this evaluation were:

Prepayment - starting with current refinancing and payoff prepayment vector statistics based on information derived from the trustee. The bond’s prepayment vector anticipates a 6 VPR for 3 months and then returning to historical norms of 4 VPR to maturity

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

Loss severity - the estimated foreclosure rate is 45% through 2010 and 35% thereafter, through maturity. Loss severity includes estimated holding and disposal expenses.

Default rate - The model takes the consumer default rate from the mortgage backed bonds 2 month average default rate from 17.3% over the next 24 months and down to 4% through maturity.

Discount rate - estimated cash flows were discounted at 6.00% based on our purchase yields.

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

Based on our evaluation, a portion of the unrealized loss for one security was identified as credit impairment and charged to earnings for the three months ended September 30, 2010.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Balance of credit losses on debt securities at the beginning of the period	$174	$76	$148	$-
Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	3	54	29	130

Balance of credit losses on debt securities at the end of the current period	$177	$130	$177	$130

At September 30, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $2.2 million. On May 11, 2010 the FHLB announced that it would pay a dividend for the first quarter of 2010. On June 30, 2010, the FHLB also announced its intentions of repurchasing up to $300 million of its stockholders’ capital that its “members” owned in excess of amounts the members are required to own. This repurchase was transacted on July 15, 2010. On July 29, 2010 the FHLB announced that it would pay a dividend for the second quarter of 2010. On October 29, 2010 the FHLB announced that it would pay a dividend for the third quarter of 2010. The FHLB also announced on October 29, 2010 its intentions of repurchasing up to $300 million of its stockholders’ capital that its “members” owned in excess of amounts the members are required to own. This repurchase is to take place on November 15, 2010. Given this, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2010. However, there can be no assurance that

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a change in the value of the FHLB stock held by the Company.

NOTE E - LOANS

Following is a summary of loans at each of the balance sheet dates presented:

	At September 30, 2010		At December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Construction loans	$49,797	12.14%	$67,635	15.44%
Commercial mortgage loans	173,226	42.22%	174,926	39.93%
Home equity lines of credit	44,503	10.85%	44,627	10.19%
Residential mortgage loans	76,525	18.65%	81,377	18.57%

Total real estate	344,051		368,565

Commercial and industrial loans	60,253	14.69%	64,173	14.65%
Loans to individuals	5,949	1.45%	5,383	1.22%

Subtotal	410,253	100.00%	438,121	100.00%

Net deferred loan fees	8		(34)

Loans	$410,261		$438,087

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Debit card income	$74	$63	$210	$174
ATM interchange income	2	2	6	6
Safe deposit rent	5	3	11	10
Check upcharge	8	6	22	19
Income from rental property	8	5	35	17
Insurance claim proceeds	-	194	90	194
Other	16	-	50	31

Total	$113	$273	$424	$451

The major components of other non-interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Travel	$16	$13	$48	$52
Contributions	4	2	25	24
Director fees	53	39	141	129
Dues and memberships	16	6	22	18
Credit reports and filing fees	6	4	16	13
Franchise tax	30	31	90	82
Appraisals	29	1	84	17
Deposit charge offs	5	5	7	22
Loan collection expense	199	73	283	115
CDARS expense	2	17	21	60
Other	7	2	18	22

Total	$367	$193	$755	$554

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures impairment on an individual basis. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010 loans with a carrying value of $29.8 million were evaluated for impairment. Of this total $ 11.0 million required a charge-off of $430,000, prior to period end and a specific allowance of $600,000, for a net fair value of $10.0 million at September 30, 2010. At December 31, 2009, the Company identified impaired loans of $11.0 million. Of this total, $8.2 million required a specific allowance totaling $1.2 million for a net fair value of $7.0 million. The determination of impairment was based on the estimated fair market value of collateral for each loan determined through the use of appraisals and subjected to further discounts by management for age of appraisals, geography of the collateral and historical experience in selling similar types of collateral, which are considered to be Level 3 inputs.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENTS (Continued)

Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lesser of fair value or the balance of the foreclosed loan, less cost to sell, at the date of foreclosure. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed real estate as nonrecurring Level 2. In situations where current appraised values are unavailable or it is determined that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management will rely on significant discounts to account for the age of the most current appraised value available, geography of the foreclosed real estate and historical experience in selling similar types of foreclosed real estate. The Company records the foreclosed real estate under these significant unobservable inputs as nonrecurring Level 3.

Their were no significant transfers between the valuation of financial assets or liabilities between Levels 1 and 2 in the valuation hierarchy below. The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of September 30, 2010 (in thousands):

		Fair Value Measurements at September 30, 2010
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Agency securities	$13,193	$-	$13,193	$-
Mortgage backed securities	27,687	-	27,687	-
GSE CMO’s	3,834	-	3,834	-
Private label CMO’s	747	-	747	-
State and municipal securities	32,474	-	32,474	-
Subordinated debenture	305	-	-	305

	78,240	-	77,935	305

Impaired loans	9,970	-	-	9,970
Foreclosed real estate	6,944	-	-	6,944

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENTS (Continued)

The table below presents the balances of assets and liabilities measured at fair value, as of December 31, 2009 (in thousands):

		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Agency securities	$12,057	$-	$12,057	$-
Mortgage backed securities	24,917	-	24,917	-
CMO’s	4,976	-	4,976	-
State and municipal securities	28,449	-	28,449	-
Subordinated debenture	320	-	-	320

	70,719	-	70,399	320

Impaired loans	7,042	-	-	7,042
Foreclosed real estate	2,876	-	-	2,876

The table below presents reconciliation for the period of December 31, 2009 to September 30, 2010 for all Level 3 assets that are measured at fair value on a recurring basis.

Available-for-sale securities
(Dollars in thousands)
Beginning Balance December 31, 2009	$320
Total realized and unrealized gains or (losses):
Included in earnings	-
Included in other comprehensive income	(15)
Purchases, issuances and settlements
Transfers in (out) of Level 3	-

Ending Balance September 30, 2010	$305

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

matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009, respectively.

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 8% were subtracted to reflect the illiquid and distressed conditions at September 30, 2010 and approximately 2% at December 31, 2009.

Investment in Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Deposits, Short-term Borrowings and Long-term Debt

Deposits and short-term borrowings without a stated maturity, or insignificant term to maturity, including demand, interest bearing demand, savings accounts and FHLB borrowings are reported at their carrying value. No value has been assigned to the core intangible value of deposits. For other types of deposits and long-term debt, with fixed rates and longer maturities is estimated based upon the discounted value of projected future cash outflows using the rates currently offered for instruments of similar remaining maturities.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of September 30, 2010
Financial assets:
Cash and cash equivalents	$33,797	$33,797
Investment securities available for sale	78,240	78,240
Loans held for sale	2,526	2,526
Loans, net of allowance	401,445	369,301
Federal Home Loan Bank stock	2,156	2,156
Investment in life insurance	8,435	8,435
Accrued interest receivable	1,797	1,797
Financial liabilities:
Deposits	$484,472	$489,801
Long-term debt	23,764	24,643
Accrued interest payable	362	362

As of December 31, 2009
Financial assets:
Cash and cash equivalents	$9,429	$9,429
Investment securities available for sale	70,719	70,719
Loans held for sale	228	228
Loans, net	430,780	424,087
Federal Home Loan Bank stock	2,322	2,322
Investment in life insurance	8,179	8,179
Accrued interest receivable	2,150	2,150
Financial liabilities:
Deposits	$465,020	$462,740
Short-term borrowings	520	520
Long-term debt	33,674	34,684
Accrued interest payable	485	485

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued the following updates since January 1, 2010:

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

A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

Additionally, in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Management has included required disclosures within the financial statements.

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

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. These disclosures will be included in year-end 2010 reporting as applicable.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE J - SHAREHOLDERS’ EQUITY

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

During October 2010, the Company’s Board of Directors entered into a separate Memorandum of Understanding with the Federal Reserve Bank of Richmond (the “FRB”) under which the Company agreed, among other things, that it will not receive dividends from the Bank, pay dividends on the Company’s common or preferred stock or payments on its trust preferred securities, incur additional debt, or redeem any outstanding stock, without the FRB’s prior written approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report and its exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the SEC’s Internet website at www.sec.gov or through our Internet website at www.midcarolinabank.com. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to (a) pressures on our earnings, capital and liquidity resulting from current and future conditions in the credit and capital markets, (b) continued or unexpected increases in credit losses in our loan portfolio, (c) continued adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans), (d) the financial success or changing strategies of our customers, (e) actions of government regulators, or change in laws, regulations or accounting standards, that adversely affect our business, (f) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets, and (h) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements included in this report are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend, to update these forward-looking statements.

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

During October 2010, the Company’s Board of Directors entered into a separate Memorandum of Understanding with the Federal Reserve Bank of Richmond (the “FRB”) under which the Company agreed, among other things, that it will not receive dividends from the Bank, pay dividends on the Company’s common or preferred stock or payments on its trust preferred securities, incur additional debt, or redeem any outstanding stock, without the FRB’s prior written approval.

Financial Condition at September 30, 2010 and December 31, 2009

During the nine-month period ending September 30, 2010, our total assets increased by $11.3 million to $552.3 million from $541.0 million at December 31, 2009. At September 30, 2010, loans totaled $410.3 million, a decrease of $27.8 million, or 6.35%, for the nine months. Our loan portfolio experienced decreases in real estate and commercial loans in the amount of $24.5 million and $3.9 million respectively. Consumer loans increased $566,000. Federal funds sold and interest-earning deposits increased by $24.4 million, to $32.2 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities available for sale and loans held for sale increased $34.2 million during the nine months, to $114.5 million or 20.74% of total assets at September 30, 2010 versus $80.4 million, or 14.86% of total assets, at December 31, 2009. At September 30, 2010, investment securities available for sale totaled $78.2 million, an increase of $7.5 million, or 10.64%, compared to December 31, 2009.

Deposits continue to be our primary funding source. At September 30, 2010, deposits totaled $484.5 million, an increase of $19.5 million, or 4.18%, from year-end 2009. Included in the deposit balances are $101.2 million of brokered certificates of deposit, a decrease of $1.2 million, or 1.08%, from year-end. We also utilize borrowings from the FHLB and Federal Reserve Bank (“FRB”) to support balance sheet management and growth. Borrowings from the FHLB decreased $10.0 million or 40.0% to $15.0 million at September 30, 2010, from $25.0 million at year-end 2009. We had no outstanding balances with the FRB at September 30, 2010 or December 31, 2009.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2010, our shareholders’ equity totaled $42.0 million, an increase of $1.8 million from the December 31, 2009 balance. The increase resulted primarily from net income available to common shareholders of $563,000 for the nine months ended September 30, 2010. Accumulated other comprehensive income increased $1.0 million to $648,000 at September 30, 2010.

Comparison of Results of Operations for the

Three Months Ended September 30, 2010 and 2009

Net Income. Our net income available to common shareholders for the three months ended September 30, 2010 was $285,000, a decrease of $557,000, or 66.27%, from net income available to common shareholders of $842,000 for the same three-month period in 2009. Net income per diluted share of $0.06 for the three-month period ended September 30, 2010 decreased $0.11 when compared to the prior period. Our average asset balances increased $4.5 million or 0.81 percent, as total assets averaged $556.5 million during the current three-month period compared to $552.0 million in the comparative prior year period. Our interest rate spread and net yield on average interest-earning assets decreased 11 basis points and 15 basis points, respectively. Net interest income decreased $173,000, non-interest income for the quarter ended September 30, 2010 decreased in the amount of $111,000, the provision for loan losses increased $593,000, and non-interest expenses increased $144,000, as compared to the amounts of those items for the comparative period.

Net Interest Income. Net interest income decreased by $173,000, or 3.80%, to $4.4 million for the three-months ended September 30, 2010. Our decrease in net interest income reflects a $605,000 decrease in interest income off-set by a $432,000 decrease in interest expense. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings.

Average interest-earning assets during the second quarter of 2010 increased $2.7 million, or 0.52%, as compared with the same period in 2009. Our average yield on total interest-earning assets decreased by 48 basis points from 5.28% to 4.80%. Our average total interest-bearing liabilities increased by $18.9 million, or 4.04%. Our average cost of total interest-bearing liabilities decreased 38 basis points from 2.08% to 1.70%. Our markets are extremely competitive for deposits. For the three months ended September 30, 2010, our net interest spread was 3.10% and our net interest margin was 3.28%. For the three months ended September 30, 2009, our net interest rate spread was 3.21% and our net interest margin was 3.43%.

Provision for Loan Losses. The Bank recorded $1.5 million in the provision for loan losses for the three- month period ended September 30, 2010, an increase of $593,000 from the $950,000 provision made in the third quarter of 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, level of impaired loans, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The 2010 provision was significantly impacted by the on-going weakened economy and real estate market causing a heightened level of charge-offs. Specifically, builder/construction loans continue to experience a significant deterioration in their collateral values as developers experience decreased rates of building lot inventory turnover. Although the Bank reduced its total exposure to construction loans by $17.8 million or 26.37% from

$67.6 million at December 31, 2009 to $49.8 million at September 30, 2010, significant risk to property value depreciation continues to persist in the Bank’s construction loan portfolio. Real estate developers’ ability to service debt for extended time periods remains tentative as cash flows have deteriorated.

Total loans outstanding, net of loans held for sale, decreased $27.8 million in 2010 compared to December 31, 2009. At September 30, 2010, the allowance for loan losses was $8.8 million, an increase of $1.5 million, or 17.33%, from the $7.3 million at the end of 2009. The allowance represented 2.15% and 1.67%, respectively, of loans outstanding at September 30, 2010 and December 31, 2009, net of loans held for sale. The increase in the allowance is reflective of the ongoing economic and real estate market deterioration experienced locally as well as nationally. At September 30, 2010, the Bank had $10.7 million in nonaccrual loans. At year-end 2009, the Bank had $7.3 million in nonaccrual loans.

Non-Interest Income. For the third quarter of 2010, non-interest income decreased $114,000, or 15.02%, to $645,000 from $759,000 for the same period the prior year. Changes for the three months ended September 30, 2010 include a decrease of $43,000 in service charges and fees on deposits (reflecting the movement in the industry to reduce service charge fees on certain debit card and ATM transactions), a loss on sale of investments in the amount of $11,000 for the third quarter of 2010 compared to a gain on sale of investments in the amount of $12,000 for the third quarter of 2009, an increase in cash value of life insurance of $43,000 resulting from moving several insurance policies to a higher rated carrier, an increase in gains on sale of loan activities of $69,000 (which is a reflection of very low interest rates in general), a decrease in income from brokerage services of $51,000, an increase of $51,000 resulting from a decrease in impairment on available for sale securities, and a decrease in all other non-interest income of $160,000 which is primarily the result of proceeds received from insurance claims during the 2009 period.

Non-Interest Expense. For the third quarter of 2010, non-interest expense increased $144,000, or 4.91%, to $3.1 million from $2.9 million for the same period the prior year. Changes for the three months ended September 30, 2010 include a decrease of $4,000 in salaries and employee benefits, a decrease of $30,000 in occupancy and equipment expense resulting from moving to leased information technology hardware, an increase in other outside service expense of $71,000 reflecting increased information technology consulting expenses, an increase of $88,000 in data processing expense reflecting the cost of leasing information technology hardware and increased back-up, redundancy and security of hardware and data, a decrease in deposit and other insurance expense of $73,000, a decrease in professional and other services of $29,000 related to decreased attorney and accounting fees, a decrease of $46,000 in net losses on sale of foreclosed real estate, an increase in advertising expense of $11,000, and an increase in all other non-interest expense of $174,000, primarily resulting from loan collection activities.

Provision for Income Taxes. Our provision for income tax expense, as a percentage of income before income taxes, was 4.19% and 33.85%, respectively, for the three months ended September 30, 2010 and 2009. The effective tax rate for the three-month period ended September 30, 2010 was lower due to a higher concentration of tax-exempt interest income in earnings as compared to the three-month period ended September 30, 2009.

Comparison of Results of Operations for the

Nine Months Ended September 30, 2010 and 2009

Net Income. Our net income available to common shareholders for the nine months ended September 30, 2010 was $563,000, a decrease of $1.2 million, or 68.58%, from net income available to common shareholders of $1.8 million for the same nine-month period in 2009. Net income per diluted share of $0.11 for the nine-month period ended September 30, 2010 decreased $0.25 when compared to the prior period. Our average balances showed modest increases as total assets averaging $554.3 million during the current nine-month period compared to $547.9 million in the comparative prior year period, a $6.4 million increase or 1.17%. Our interest rate spread and net yield on average interest-earning assets increased 16 basis points and 10 basis points, respectively. Net interest income increased $520,000, non-interest income for the nine months ended September 30, 2010 decreased in the amount of $191,000, the provision for loan losses increased $2.1 million, and non-interest expenses increased $110,000, as compared to the amounts of those items for the comparative period.

Net Interest Income. Net interest income increased by $520,000, or 4.11%, to $13.2 million for the nine months ended September 30, 2010. Our increase in net interest income reflects a $1.2 million decrease in interest income off set by a $1.7 million decrease in interest expense. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings.

Average interest-earning assets during the nine months of 2010 increased $5.3 million, or 1.02%, as compared with the same period in 2009. Our average yield on total interest-earning assets decreased by 36 basis points from 5.30% to 4.94%. Our average total interest-bearing liabilities increased by $6.5 million, or 1.39%. Our average cost of total interest-bearing liabilities decreased 52 basis points from 2.33% to 1.81%. Our markets are extremely competitive for deposits. For the nine months ended September 30, 2010, our net interest spread was 3.13% and our net interest margin was 3.32%. For the nine months ended September 30, 2009, our net interest rate spread was 3.22% and our net interest margin was 3.12%.

Provision for Loan Losses. The Bank recorded $5.0 million in the provision for loan losses for the period ended September 30, 2010, an increase of $2.1 million from the $2.9 million provision made in the first three quarters of 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, level of impaired loans, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The 2010 provision was significantly impacted by the on-going weakened economy and real estate market causing a heightened level of charge-offs. Specifically, builder/construction loans continue to experience a significant deterioration in their collateral values as developers experience decreased rates of building lot inventory turn-over. Although the Bank reduced its total exposure to construction loans by $17.8 million or 26.37% from $67.6 million at December 31, 2009 to $49.8 million at September 30, 2010, significant risk to property value depreciation continues to persist in the Bank’s construction loan portfolio. Real estate developers’ ability to service debt for extended time periods remains tentative as cash flows have deteriorated.

Total loans outstanding, net of loans held for sale, decreased by $27.8 million in 2010 compared to December 31, 2009. At September 30, 2010, the allowance for loan losses was $8.8 million, an increase of $1.5 million, or 17.33%, from the $7.3 million at the end of 2009. The allowance represented 2.15% and 1.67%, respectively, of loans outstanding at September 30, 2010 and December 31, 2009, net of loans held for sale. The increase in the allowance is reflective of the ongoing economic and real estate market deterioration experienced locally as well as nationally. At September 30, 2010, the Bank had $10.7 million in nonaccrual loans. At year-end 2009, the Bank had $7.3 million in non-accrual loans.

Non-Interest Income. For the first nine months of 2010, non-interest income decreased $191,000, or 9.20%, to $1.9 million from $2.1 million for the same period the prior year. Changes for the nine months ended September 30, 2010 include a decrease of $170,000 in service charges and fees on deposits (reflecting the movement in the industry to reduce service charge fees on certain debit card and ATM transactions), a decrease of $175,000 in gain on sale of investments, an increase in cash value of life insurance of $78,000 resulting from moving several insurance policies to a higher rated carrier, a decrease in gains on sale of loan activities of $89,000 (which is a reflection of the real estate market in general), a decrease in income from brokerage services of $35,000, an increase of $101,000 resulting from a decrease in impairment on available for sale securities, an increase of $126,000 due to no impairment on a nonmarketable investments and a decrease in all other non-interest income of $27,000 which is primarily the result of proceeds received from insurance claims in 2009.

Non-Interest Expense. For the first nine months of 2010, non-interest expense decreased $110,000, or 1.24%, to $9.0 million from $8.9 million for the same period the prior year. Changes for the nine months ended September 30, 2010 include a decrease of $379,000 in salaries and employee benefits resulting from downsizing of several positions, a decrease of $52,000 in occupancy expense, an increase in other outside service expense of $210,000 reflecting increased information technology consulting expenses, an increase of $260,000 in data processing expense, a decrease in deposit and other insurance expense of $98,000 primarily related to decreases in FDIC premiums in 2010 compared to 2009, a decrease in professional and other services of $87,000 related to decreased attorney and accounting fees, an increase of $58,000 in net losses on sale of foreclosed real estate, a decrease in advertising expense of $4,000 and an increase in all other non-interest expense of $201,000 resulting primarily from costs incurred from loan collections.

Provision for Income Taxes. Our provision for income tax expense or benefit, as a percentage of income before income taxes, was 17.52% and 29.27%, respectively, for the nine months ended September 30, 2010 and 2009. The effective tax rate for the nine month period ended September 30, 2010 was lower due to a higher concentration of tax-exempt interest income in earnings as compared to the nine month period ended September 30, 2009.

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

Based on the quarterly allowance calculation, management recorded a provision of $5.0 million for the nine months ended Sept 30, 2010 compared to $2.9 million for the nine months ended September 30, 2009. Net charge-offs for the nine months ended September 30, 2010 were $3.5 million or 0.82% of average loans, compared to $1.6 million, or 0.38% of average loans, for the nine months ended September 30, 2009.

An analysis of the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$8,539	$6,482	$7,307	$5,632

Provision charged to operations	1,543	950	5,018	2,885

Net charge-offs:
Loans charged off:
Construction loans	426	454	2,264	588
Commercial mortgage loans	461	-	540	488
Home equity lines of credit	65	25	233	108
Residential mortgage loans	192	31	428	58
Commercial and industrial loans	75	43	105	568
Consumer loans	51	21	65	33

Total charge-offs	1,270	574	3,635	1,843

Recoveries of loans previously charged-off:
Construction loans	4	-	73	-
Commercial mortgage loans	-	2	1	4
Home equity lines of credit	-	-	-	-
Residential mortgage loans	-	-	25	-
Commercial and industrial loans	-	6	7	185
Consumer loans	-	1	20	4

Total recoveries	4	9	126	193

Net charge-offs	1,266	565	3,509	1,650

Balance at end of period	$8,816	$6,867	$8,816	$6,867

Net charge-offs to average loans during the period	0.31%	0.13%	0.82%	0.38%

Allowance to loans, net of loans held for sale at end of period	2.15%	1.56%	2.15%	1.56%

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

The following is a summary of nonperforming assets and past due loans for the periods ended as presented:

	September 30, 2010	December 31, 2009
	(In thousands)
Nonaccrual loans
Construction	$4,127	$4,301
Commercial mortgage	4,732	2,557
Home equity lines	119	-
Residential mortgage	1,588	486
Commercial and industrial	71	-
Loans to individuals	58	-

	10,695	7,344

Foreclosed real estate
Construction	4,781	1,018
Commercial mortgage	1,629	1,510
Home equity lines	-	-
Residential mortgage	534	177
Commercial and industrial	-	157
Loans to individuals	-	-

	6,944	2,862
Repossessed Assets	-	14

Total nonperforming assets	$17,639	$10,220

Past due loans [1]
Construction	$1,237	$2,515
Commercial mortgage	1,675	329
Home equity lines	461	176
Residential mortgage	1,864	531
Commercial and industrial	149	109
Loans to individuals	312	11

Total past due loans	$5,698	$3,671

Nonperforming loans to gross loans	2.61%	1.68%
Nonperforming assets to total assets	3.19%	1.89%
Past due loans to gross loans	1.39%	0.83%
Allowance coverage of nonperforming loans	82.44%	99.50%

1 Past due loans include all loans that are 30-89 days past due and still accruing

Foreclosed assets which include foreclosed real estate and other real property held for sale, increased to $6.9 million at September 30, 2010, from $2.9 million at December 31, 2009. The Company is actively marketing all of its foreclosed real properties. Foreclosed assets are initially recorded at the lesser of fair value or the balance of the foreclosed loan, less costs to sell at date of foreclosure. Subsequent declines in fair value are charged to earnings. The Company obtains updated appraisals and/or valuations for all foreclosed assets.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”) but can include other loans identified by management as being impaired. As of September 30, 2010, the Bank identified impaired loans of $29.8 million. Of these impaired loans, $7.0 million were identified to have a specific allowance impairment of $600,000. At December 31, 2009, $11.0 million of loans were determined to be impaired. Of this total, $8.2 million required a specific allowance totaling $1.2 million. The increase in impaired loans is due to the ongoing weakness experienced in the economy and real estate markets. For impaired loans where legal action has been taken to foreclose, the loan is charged down to estimated fair value, and a specific reserve is not established

The following table summarizes TDRs, which are all classified as impaired loans for purposes of the loan loss allowance calculation, as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(In thousands)
Performing TDRs
Construction	$57	$1,901
Commercial mortgage	714	-
Home equity lines	-	-
Residential mortgage	3,786	-
Commercial and industrial	-	718
Loans to individuals	-	-

Total performing TDRs	4,557	2,619

Non-performing TDRs
Construction	428	-
Commercial mortgage	-	-
Home equity lines	-	-
Residential mortgage	1,180	-
Commercial and industrial	-	-
Individual	-	-

Total non-performing TDRs	1,608	-

Total TDRs	$6,165	$2,619

Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. Of the $6.2 million of TDRs at September 30, 2010, loans totaling $4.6 million were accruing interest and were not included in nonperforming loans. The Company only restructures loans for borrowers in financial difficulty that have a designed viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional revenue from the business or through liquidation of assets. Generally these are restructured to provide the borrower additional time to execute their plans. The performing TDRs were performing prior to restructuring. They were not not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue to perform based on the restructured note terms. The non-performing TDR’s were performing prior to restructuring and deteriorated after they were modified. All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.

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

We have maintained an adequate position of liquidity in the form of cash, interest-earning bank deposits, federal funds sold, investment securities and loans held for sale. These aggregated $114.6 million at September 30, 2010 compared to $80.4 million at December 31, 2009. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $165.4 million from the FHLB, subject to collateral constraints, with $15.0 million outstanding at September 30, 2010 and $25.0 million outstanding at December 31, 2009. All borrowings with FHLB must be adequately collateralized. We also have the ability to borrow up to $53.8 million from the FRB, subject to collateral constraints. We had no borrowings outstanding with the FRB at September 30, 2010 or December 31, 2009. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2010, the Company’s average equity to average asset ratio was 7.37%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s total risk-based capital ratio at September 30, 2010 was 12.60%.

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

Item 4. Controls and Procedures

MidCarolina Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures where effective, as of September 30, 2010, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In conjunction with the above evaluation of the Company’s disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2010, and that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

MIDCAROLINA FINANCIAL CORPORATION

Date: November 12, 2010	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer

Exhibit Index

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 Certification by Chief Financial Officer (filed herewith)