Form 10-K
period 2010-12-31
MIDCAROLINA FINANCIAL CORP
filed 2011-03-15
CIK 1174872

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the Registrant’s voting and non-voting common equity, held by non affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $15.3 million.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,927,828 shares of common stock, no par value, as of March 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of MidCarolina Financial Corporation are incorporated by reference into Part III.

Disclaimer Regarding “Forward Looking Statements”

Statements in this report and its exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in MidCarolina’s Annual Report on Form 10-K and in other documents it files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the SEC’s Internet website at www.sec.gov or through MidCarolina Bank’s Internet website at www.midcarolinabank.com. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of MidCarolina’s management about future events. Factors that could influence the accuracy of forward-looking statements in this report include, but are not limited to (a) pressures on MidCarolina’s earnings, capital and liquidity resulting from current and future conditions in the credit and capital markets, (b) continued or unexpected increases in credit losses in MidCarolina Bank’s loan portfolio, (c) continued adverse conditions in the economy and in the real estate market in MidCarolina Bank’s banking markets (particularly those conditions that affect its loan portfolio, the abilities of its borrowers to repay their loans, and the values of collateral that secures its loans),(d) the financial success or changing strategies of customers, (e) actions of government regulators, or change in laws, regulations or accounting standards, that adversely affect MidCarolina’s business, (f) changes in the interest rate environment and the level of market interest rates that reduce MidCarolina Bank’s net interest margins and/or the values of loans it makes and securities it holds, (g) changes in competitive pressures among depository and other financial institutions or in MidCarolina Bank’s ability to compete effectively against other financial institutions in its banking markets, and (h) other developments or changes in our business that MidCarolina does not expect. Although MidCarolina believes that the expectations reflected in the forward-looking statements included in this report are reasonable, they represent its management’s judgments only as of the date they are made, and it cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to MidCarolina are expressly qualified in their entirety by the cautionary statements in this paragraph. MidCarolina has no obligation, and does not intend, to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

MidCarolina Financial Corporation (“MidCarolina”) is a North Carolina business corporation that was formed in 2002 to serve as a bank holding company for MidCarolina Bank. Its office is located at 3101 South Church Street, Burlington, North Carolina 27215, and its principal source of revenue is dividends it receives from MidCarolina Bank on MidCarolina Bank’s common stock held by MidCarolina.

MidCarolina Bank began operations on August 14, 1997 as a North Carolina chartered commercial bank. It is engaged in general commercial banking primarily in Alamance and Guilford Counties, North Carolina. Its main office is located in Burlington, North Carolina, and it has one full-service branch in Burlington, NC, one full-service branch in Graham, NC, two full-service branches in Greensboro, NC, and one full-service branch in Mebane, NC, and limited service offices in the Alamance Regional Medical Center and the Village of Brookwood Retirement Center, both of which are located in Burlington. Its loans and deposits are generated primarily from the areas where its offices are located.

MidCarolina Bank’s primary sources of revenue are interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, loans secured by commercial real estate, residential mortgage loans, home equity lines of credit, and other consumer loans. Its current lending strategy is to establish market share throughout Alamance and Guilford Counties, with an emphasis in Burlington, Graham, Greensboro and Mebane. Interest and dividend income from investment activities generally provide its second largest source of income.

Deposits are the primary source of MidCarolina Bank’s funds for lending and other investment purposes. It attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates, including statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts and fixed interest rate certificates with varying maturities. MidCarolina Bank’s deposits are obtained primarily from its primary market area, and it uses traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. However, it also utilizes alternative sources of funds, such as brokered certificates of deposit and borrowings from the Federal Home Loan Bank of Atlanta. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors

Recent Developments

On December 16, 2010, MidCarolina announced that it had entered into a definitive agreement providing for it to merger with American National Bankshares, Inc. (“American”) headquartered in Danville, Virginia, in an all stock transaction. Under the terms of the agreement, holders of MidCarolina common stock would receive 0.33 shares of American’s common stock for each of their shares of MidCarolina common stock, and holders of MidCarolina’s Series A noncumulative perpetual preferred stock would receive on shares of American’s newly created preferred stock having terms, preferences and rights that are substantially identical to those of their MidCarolina stock.

Completion of the merger is subject to approval by MidCarolina’s shareholders and to the approval by American’s shareholders of its issuance of shares of its common stock in the merger to MidCarolina’s shareholders, as well as to receipt of required approvals of bank regulators.

Memorandums of Understanding

During June 2010, MidCarolina Bank’s board of directors entered into an agreement called a Memorandum of Understanding (the “Memorandum”) with the FDIC and the North Carolina Commissioner of Banks which provides that MidCarolina Bank will move in good faith to take various actions designed to improve its lending procedures and other conditions related to its operations. The Memorandum provides generally for MidCarolina Bank’s board of directors to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) review compliance with and, as necessary, modify written policies regarding asset/liability, investment and funds management, (iv) oversee and enforce loan underwriting procedures and implement policies regarding other real estate and an effective loan documentation system, (v) not pay any dividend without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

During October 2010, MidCarolina’s board of directors entered into a separate Memorandum of Understanding with the Federal Reserve Bank of Richmond under which MidCarolina agreed that, among other things, and without its regulator’s prior written approval, it will not (i) receive dividends from MidCarolina Bank, (ii) pay dividends on MidCarolina’s common or preferred stock or payments on trust preferred securities, (iii) incur additional debt, or (iv) redeem any outstanding stock.

Subsidiaries

MidCarolina Bank is MidCarolina’s only bank subsidiary. MidCarolina also holds all of the common trust securities of two statutory business trusts, MidCarolina I and MidCarolina Trust II, which were formed by MidCarolina to facilitate the issuance of preferred trust securities to provide it with additional capital. MidCarolina Bank’s only subsidiary, MidCarolina Investments, Inc., was dormant during 2010. It previously made general securities brokerage, insurance and other financial services available through a contract arrangement with a third-party broker-dealer and insurance agency. MidCarolina Bank currently makes those services available through a similar contract arrangement with a third-party provider.

Employees

At December 31, 2010, MidCarolina Bank had 77 full-time equivalent employees. MidCarolina itself has no separate employees.

Market Area and Competition

MidCarolina Bank’s primary market area is Alamance County and Guilford County, North Carolina, and it faces strong competition in that market, both in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them. Competition has increased as a result of the elimination of restrictions on the interstate operations of financial institutions.

Based on data published by the FDIC as of June 30, 2010, there were 16 depository institutions (excluding credit unions) with 50 banking offices in Alamance County alone, and MidCarolina Bank held 17.9% of the total deposits held by the offices of those institutions in that county. It held 4.5% of the total deposits held by offices of all depository institutions (other than credit unions) located in Alamance and Guilford Counties on a combined basis. MidCarolina Bank also faces significant competition for depositors’ funds from sellers of short-term money market securities and other corporate and government securities. MidCarolina Bank’s ability to attract and retain interest-bearing deposits depends generally on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

Competition for loans comes from savings institutions, credit unions, commercial banks, and mortgage banking companies. MidCarolina Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides to borrowers.

Supervision and Regulation

MidCarolina’s and MidCarolina Bank’s business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a summary of some of those basic statutes and regulations. However, it is not a complete discussion of all the laws that affect their business, and it is qualified in its entirety by reference to the particular statutory or regulatory provision being described.

General. MidCarolina is a bank holding company registered with the Federal Reserve Board (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). It is subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Reserve. Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the Federal Reserve determines are closely related and a proper incident to banking or managing or controlling banks.

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the Federal Reserve’s prior approval. Additionally, the BHCA generally prohibits bank holding companies from engaging in a nonbanking activity, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in a nonbanking activity, unless that activity is determined by the Federal Reserve to be closely related and a proper incident to banking. In approving an application to engage in a nonbanking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The law imposes a number of obligations and restrictions on bank holding companies and their insured bank subsidiaries designed to minimize potential losses to depositors and the FDIC’s Deposit Insurance Fund (the “DIF”). For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee the bank’s compliance (subject to certain limits) with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances in which, absent that policy, it might not do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of the bank holding company.

MidCarolina Bank is an insured, North Carolina-chartered bank. Its deposits are insured under the FDIC’s DIF, and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the “NC Commissioner”). MidCarolina Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and by the monetary and fiscal policies of the Federal Reserve. MidCarolina Bank is not a member of the Federal Reserve System. However, under the Federal Reserve’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. Currently, no reserves are required on the first $10.7 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances between $10.7 million and $58.8 million, and reserves equal to 10.0% on aggregate balances in excess of $58.8 million. The Federal Reserve may adjust these percentages from time to time. Because MidCarolina Bank’s reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of MidCarolina Bank’s assets that are available for lending and other investment activities. The Federal Reserve’s actions and policy directives determine to a significant degree the cost and availability of funds MidCarolina Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest MidCarolina Bank pays on its time and savings deposits and the rates it charges on commercial bank loans.

As an insured bank, MidCarolina Bank is prohibited from engaging as a principal in an activity that is not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the DIF and (ii) MidCarolina Bank is in compliance with applicable capital standards. Insured banks also are prohibited generally from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The NC Commissioner and the FDIC regulate all areas of MidCarolina Bank’s business, including its payment of dividends and other aspects of its operations. They conduct regular examinations of MidCarolina Bank, and it must furnish periodic reports to the NC Commissioner and the FDIC containing detailed financial and other information about its affairs. The NC Commissioner and the FDIC have broad powers to enforce laws and regulations that apply to MidCarolina Bank and to require corrective action of conditions that affect its safety and soundness. These powers include, among others, issuing cease and desist orders, imposing civil penalties, removing officers and directors, and otherwise intervening in MidCarolina Bank’s operation and management if their examinations and the reports filed with them indicate the need to do so.

Under North Carolina banking laws, if a bank’s capital stock becomes impaired by losses or other causes, and the bank’s surplus and undivided profits are insufficient to make good the impairment, the NC Commissioner may require the bank to make the impairment good by an assessment upon the bank’s stockholders (or on its sole shareholder in the case of a bank owned by a bank holding company). If any stockholder does not pay the assessment, the bank’s board of directors must sell a sufficient amount of the bank’s stock held by that stockholder at public auction to make good the assessment on that stockholder.

Gramm-Leach-Bliley Act. Various federal laws governing the banking industry, as well as the securities and insurance industries, were changed during 1999 with the enactment of the Gramm-Leach-Bliley Act. It Act permitted bank holding companies to become “financial holding companies” and, in general (1) expanded opportunities to affiliate with securities firms and insurance companies; (2) overrode certain state laws that prohibited certain banking and insurance affiliations; (3) expanded the activities in which banks and bank holding companies could participate; (4) required that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with specified requirements; and (5) reorganized responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies.

Dodd-Frank Act. During 2010, the bank regulatory landscape was again dramatically changed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which was signed into law on July 21, 2010 and which implements far-reaching regulatory reform. Among its more significant provisions, the Dodd-Frank Act:

•

established the Financial Stability Oversight Counsel made up of the heads of the various bank regulatory and other agencies to identify and respond to risks to U.S. financial stability arising from ongoing activities of large financial companies;

•

established centralized responsibility for consumer financial protection by creating a new Consumer Financial Protection Bureau which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws with respect to financial institutions with over $10 billion in assets;

•

required that banking agencies establish for most bank holding companies the same leverage and risk-based capital requirements as apply to insured depository institutions; that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home states; and, prohibits bank holding companies from including new trust preferred securities in their Tier 1 capital and, beginning with a three-year phase-in period on January 1, 2013, requires bank holding companies with assets over $15 billion to deduct existing trust preferred securities from their Tier 1 capital;

•

required the FDIC to set a minimum DIF reserve ratio of 1.35% and that the DIF reserve ratio be increased to that level by September 30, 2020; that FDIC off-set the effect of the higher minimum ratio on insured depository institutions with assets of less than $10 billion; and, that FDIC change the assessment base used for calculating insurance assessments from the amount of insured deposits to average consolidated total assets minus average tangible equity;

•

established a permanent $250,000 limit for federal deposit insurance; provided separate, unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts; and, repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that those fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	required implementation of various corporate governance processes affecting areas such as executive compensation and proxy access by shareholders;

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over time, making it difficult to anticipate the overall financial impact on financial institutions and consumers. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as reduce banks’ revenues.

Restrictions on Payment of Dividends. Under North Carolina law, MidCarolina is authorized to pay dividends as declared by its board of directors, provided that no such distribution results in MidCarolina’s insolvency on a going concern or balance sheet basis. However, although MidCarolina is a legal entity separate and distinct from MidCarolina Bank, its principal source of funds with which it can pay dividends to its shareholders and its separate expenses is dividends it receives from MidCarolina Bank. For that reason, MidCarolina’s ability to pay dividends effectively is subject to the same limitations that apply to MidCarolina Bank.

In general, MidCarolina Bank may pay dividends only from its undivided profits. However, if its surplus is less than 50% of its paid-in capital stock, its directors may not declare any cash dividend until it has transferred to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.

As described above under the caption “- Memorandums of Understanding,” MidCarolina’s and MidCarolina Bank’s boards of directors have entered into agreements with, respectively, the Federal Reserve Bank of Richmond and with the FDIC and NC Commissioner. MidCarolina’s agreement provides that it will not receive dividends from MidCarolina Bank, pay dividends on MidCarolina’s common or preferred stock or payments on trust preferred securities, incur additional debt, or redeem any outstanding stock, without its regulator’s prior written approval. MidCarolina Bank’s agreement provides that it will not pay any dividend to MidCarolina without its regulators’ approval.

Federal law prohibits MidCarolina Bank from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (the “FDIA”). Also, if in the FDIC’s opinion an insured bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. (See “—Prompt Corrective Action” below.) The FDIC has issued policy statements which provide that insured banks generally should pay dividends only out of their current operating earnings. Also, under the FDIA no dividend may be paid by an FDIC-insured bank while it is in default on any assessment due the FDIC. MidCarolina Bank’s payment of dividends also may be affected or limited by other factors, such as events or circumstances that lead the FDIC to require it to maintain its capital above regulatory guidelines.

Capital Adequacy. MidCarolina and MidCarolina Bank are required to comply with the Federal Reserve’s and FDIC’s capital adequacy standards for bank holding companies and insured banks. The Federal Reserve and FDIC have issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for MidCarolina or MidCarolina Bank to be considered in compliance with regulatory capital requirements.

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

Under the leverage capital measure, the minimum ratio (“Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and various other intangible assets, is 3.0% for entities that meet specified criteria, including having the highest regulatory rating. All other entities generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets. A bank’s “Tangible Leverage Ratio” (deducting all intangibles) and other indicators of capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The Federal Reserve and the FDIC also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluating capital adequacy. Banks with excessive interest rate risk exposure must hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

Capital categories of financial institutions are determined only for the purpose of applying the “prompt corrective action” rules described below which have been adopted by the various federal banking regulators, and they do not necessarily constitute an accurate representation of overall financial condition or prospects for other purposes. A failure to meet capital guidelines could subject MidCarolina Bank to a variety of enforcement remedies under those rules, including issuance of a capital directive, termination of FDIC deposit insurance, a prohibition on taking brokered deposits, and other restrictions on MidCarolina Bank’s business. As described below, substantial additional restrictions can be imposed on banks that fail to meet applicable capital requirements.

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

On December 31, 2010, MidCarolina Bank’s capital ratios were at levels to qualify it as “well capitalized” under the FDIC’s rules.

Federal Deposit Insurance. MidCarolina Bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and it pays assessments to the FDIC for that insurance coverage. Under the Act, the FDIC may terminate a bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

The FDIC uses a risk-based assessment system to determine the amount of MidCarolina Bank’s deposit insurance assessment based on an evaluation of the probability that MidCarolina Bank will cause a loss to the DIF. That evaluation takes into consideration risks attributable to different categories and concentrations of MidCarolina Bank’s assets and liabilities and any other factors the FDIC considers relevant, including information obtained from the NC Commissioner. A higher assessment rate results in an increase in the deposit insurance assessments paid by MidCarolina Bank.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount MidCarolina Bank pays for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions. Because the DIF reserve ratio had fallen below the minimum level required by law, during 2008 the FDIC adopted a restoration plan to return the reserve ratio to the minimum level and, during 2009, it imposed a special assessment on insured institutions, increased regular assessment rates, and required that insured institutions prepay their regular quarterly assessments through 2012. More recently, as required by the Dodd-Frank Act, the FDIC has set the minimum DIF reserve ratio at 1.35% which must be achieved by September 30, 2020. Although the Dodd-Frank Act requires the FDIC to off-set the effect of the higher minimum ratio on insured depository institutions with assets of less than $10 billion, FDIC insurance assessments paid by all insured depository institutions, including MidCarolina Bank, could be increased substantially in the future if the FDIC finds an increase to be necessary in order to adequately maintain the DIF.

Restrictions on Transactions with Affiliates. MidCarolina Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act which restrict certain transactions between a bank and its “affiliates,” including its bank holding company. Among other things, Section 23A limits the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of a bank’s loans or extensions of credit to third parties collateralized by securities or obligations of the bank’s affiliates; and

•	a bank’s issuance of a guarantee, acceptance or letter of credit for its affiliates.

The total amount of these transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates, to 20% of a bank’s capital and surplus. In addition to the amount limitations, each of the above transactions must meet specified collateral requirements. MidCarolina Bank also must comply with other provisions under Section 23A designed to prevent the Bank’s taking of low-quality assets from an affiliate.

Section 23B, among other things, prohibits a bank or its subsidiaries generally from engaging in transactions with its affiliates unless those transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as would apply in comparable transactions with nonaffiliated companies.

Federal law also restricts MidCarolina Bank’s ability to extend credit to its and MidCarolina’s executive officers, directors, principal shareholders and their related interests. These credit extensions:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties; and

•	must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services it believes are best suited to its particular community. The CRA requires the federal banking regulators, in their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in their evaluations of various applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. MidCarolina Bank received a “satisfactory” rating in its last CRA examination during 2010.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in the United States on September 11, 2001. The Act strengthened the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Act’s impact on all financial institutions has been significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency requirements and imposes various other regulatory requirements, including standards for verifying customer identification at account opening, and rules promoting cooperation among financial institutions, regulators and law enforcement agencies in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 became effective on July 30, 2002. In general, it mandated important corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established specific responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a regulatory body to oversee auditors of public companies. It enhanced SEC enforcement tools, criminal penalties for federal mail, wire and securities fraud, and criminal penalties for document and record destruction in connection with federal investigations. It also lengthened the statute of limitations for securities fraud claims and provided new corporate whistleblower protection.

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including MidCarolina, have been and will continue to be significant in terms of the time, resources and costs associated with compliance. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, MidCarolina will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its markets.

Available Information

MidCarolina makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on MidCarolina Bank’s internet website at www.midcarolinabank.com as soon as reasonably practicable after the reports are electronically filed with the SEC. These filings also are accessible on the SEC’s website at www.sec.gov.

ITEM 2.	DESCRIPTION OF PROPERTY

MidCarolina Bank owns the facilities that house its main office located at 3101 South Church Street in Burlington, as well as its full-service branch offices located at 5509-A West Friendly Avenue, Suite 102 in Greensboro, and at 842 South Main Street in Graham. It leases the facilities housing its full-service offices located at 2214 North Church Street in Burlington, 703 Suite 101, Green Valley Road in Greensboro, and 1107 South Fifth Street in Mebane. It occupies space rent-free for its two limited service offices in Burlington located in the Alamance Regional Medical Center and in the Village of Brookwood Retirement Center under arrangements with the owners of those facilities. MidCarolina Bank also rents space for its loan operations functions located at 3102 South Church Street in Burlington.

The total net book value of MidCarolina Bank’s furniture, fixtures, leasehold improvements, land, buildings and equipment at December 31, 2010 was approximately $6.7 million. All properties are considered by MidCarolina Bank’s management to be in good condition and adequately covered by insurance.

Additional information regarding MidCarolina Bank’s properties is set forth in Note F in MidCarolina’s Notes to Consolidated Financial Statements contained in Item 8 of this report.

ITEM 3.	LEGAL PROCEEDINGS

From time to time MidCarolina and MidCarolina Bank may become involved in legal proceedings in the ordinary course of their business. However, subject to the uncertainties inherent in any litigation, MidCarolina’s management believes that, at December 31, 2010, there were no material pending legal proceeding to which they or any of their properties were subject, other than ordinary routine litigation incidental to their business.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MidCarolina’s common stock is traded in the over-the-counter markets, with prices for the stock being reported on the OTC Bulletin Board under the symbol “MCFI.” As of March 7, 2011, there were 1,026 holders of record of the stock, which excludes persons or entities whose stock is held by banks, brokers or other nominee in “street name.”

The following table lists the high and low sales prices for MidCarolina’s common stock as reported on the OTC Bulletin Board for each calendar quarter during the years ended December 31, 2010 and 2009.

	High	Low
2010

First quarter	$5.50	$4.50
Second quarter	5.50	4.00
Third quarter	4.40	2.70
Fourth quarter	7.00	2.80

2009

First quarter	$7.50	$4.05
Second quarter	7.00	4.50
Third quarter	7.10	5.25
Fourth quarter	6.35	4.00

Since it was organized in 2002, MidCarolina has retained its earnings as additional capital to support growth in its earning assets, and it has not paid any cash dividends on its common stock. MidCarolina is a legal entity separate and distinct from MidCarolina Bank, but its principal source of funds with which it can pay dividends to its shareholders and its separate expenses is dividends it receives from MidCarolina Bank. For that reason, MidCarolina’s ability to pay dividends effectively is subject to the same limitations that apply to MidCarolina Bank. Information regarding regulatory restrictions on MidCarolina’s and MidCarolina Bank’s abilities to pay cash dividends is contained in this report under the caption “ITEM 1. DESCRIPTION OF BUSINESS - Supervision and Regulation” above, and in NOTE Q to MidCarolina consolidated financial statements included in this Report under Item 8.

As described above under the caption “ITEM 1. BUSINESS - Memorandums of Understanding,” MidCarolina’s and MidCarolina Bank’s boards of directors have entered into agreements called Memorandums of Understanding with, respectively, the Federal Reserve Bank of Richmond and with the FDIC and NC Commissioner. MidCarolina’s agreement provides that it will not receive dividends from MidCarolina Bank, pay dividends on MidCarolina’s common or preferred stock or payments on trust preferred securities, incur additional debt, or redeem any outstanding stock, without its regulator’s prior written approval. MidCarolina Bank’s agreement provides that it will not pay any dividend to MidCarolina without its regulators’ approval.

In the future, in addition to the regulatory considerations referenced above and general business and economic conditions, MidCarolina’s ability to declare and pay cash dividends will be subject to its board of directors’ evaluation of MidCarolina’s and MidCarolina Bank’s operating results, capital levels, financial condition, future growth plans, and other relevant considerations, as well as to changes in applicable statutes, regulations or regulatory policies that could have a material effect on their business.

MidCarolina did not repurchase any of its outstanding securities during the last quarter of the fiscal year ending December 31, 2010.

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

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share information)
Results of Operations:
Interest income	$25,726	$27,583	$29,616	$31,053	$27,061	$19,208
Interest expense	8,123	10,440	15,294	17,721	14,241	8,327

Net interest income	17,603	17,143	14,322	13,332	12,820	10,881
Provision for loan losses	6,418	4,455	1,665	425	394	1,373

Net interest income after provision for loan losses	11,185	12,688	12,657	12,907	12,426	9,508
Noninterest income	2,659	2,787	2,220	2,627	2,304	2,683
Noninterest expenses	12,881	12,281	9,462	8,305	9,077	8,546

Income before income taxes	963	3,194	5,415	7,229	5,653	3,645
Income tax (benefit) \expense	(14)	818	1,741	2,342	1,757	1,277

Net income	977	2,376	3,674	4,887	3,896	2,368
Dividends on preferred stock	364	417	417	417	417	104

Net income available to common shareholders	$613	$1,959	$3,257	$4,470	$3,479	$2,264

Financial Condition:
Total Assets	$531,200	$541,004	$540,847	$467,186	$420,850	$370,440
Loans, net of unearned income	39,829	438,087	434,662	371,714	313,572	279,962
Securities	90,152	70,719	71,124	70,801	73,795	58,373
Deposits	465,873	465,020	467,948	373,897	339,275	300,262
Shareholders’ equity	40,424	40,185	37,196	33,150	28,259	23,093
Shareholders’ equity, tangible	40,424	40,185	37,196	33,150	28,259	23,093

Per Share Data (4):
Earnings per common share, basic	$0.12	$0.40	$0.66	$0.98	$0.80	$0.53
Earnings per common share, diluted	0.12	0.40	0.66	0.92	0.73	0.48
Cash dividends paid on common	—	—	—	—	—	—
Book value	7.23	7.18	6.57	6.13	5.20	4.25
Book value, tangible	7.23	7.18	6.57	6.13	5.20	4.25
Weighted average shares outstanding, basic	4,927,828	4,927,828	4,915,350	4,548,565	4,348,128	4,299,522
Weighted average shares outstanding, diluted	4,927,828	4,930,310	4,916,876	4,851,738	4,775,853	4,669,601

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share information)
Selected Ratios:
Return on average assets	0.18%	0.43%	0.73%	1.09%	0.98%	0.72%
Return on average common equity (1)	1.70%	5.80%	10.50%	17.82%	17.63%	12.64%
Return on average tangible equity (1)(2)	1.70%	5.80%	10.50%	17.82%	17.63%	12.64%
Common stock dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Efficiency ratio (2)	63.57%	61.62%	57.20%	52.04%	60.02%	63.01%
Net interest margin	3.34%	3.27%	2.94%	3.12%	3.38%	3.51%

Asset Quality Ratios:
Allowance for loan losses to period end loans	2.31%	1.67%	1.30%	1.20%	1.35%	1.46%
Allowance for loan losses to period end non-performing loans	123.57%	99.50%	180.34%	637.43%	531.74%	1725.74%
Non-performing assets to total assets	2.87%	1.89%	0.88%	0.21%	0.74%	0.83%
Net charge-offs to average loans	1.07%	0.63%	0.12%	0.05%	0.05%	0.09%

Capital Ratios:
Total risk-based capital ratio	13.04%	11.93%	11.19%	11.48%	11.28%	11.34%
Tier 1 risk-based capital ratio	11.78%	10.67%	9.97%	10.37%	10.12%	9.90%
Tier 1 leverage ratio	9.03%	8.79%	8.68%	8.95%	8.73%	8.64%
Equity to assets ratio (3)	6.71%	6.54%	5.98%	6.06%	5.57%	4.93%

(1)	Return on average tangible common equity is calculated by dividing net income available to common shareholders less amortization of intangibles by averate common equity less average intangibles.
(2)	The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income.
(3)	Equity to assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.
(4)	All per share data has been restated to reflect stock splits effected in the form of a 25% and 10% stock dividend in 2007 and 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of MidCarolina. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K and the supplemental financial data appearing throughout this discussion and analysis. Because the MidCarolina’s primary asset is the Bank, the discussion that follows focuses on the Bank’s business and operations.

EXECUTIVE OVERVIEW

Significant accomplishments. In the opinion of its management, MidCarolina’s most significant accomplishments during 2010, which are discussed in more detail in this Item 7, were as follows:

•	Remained profitable during a difficult economic environment for the community bank industry

•	Reduced concentration of wholesale funding by $35.1 million or 19.2%

•	Reduced concentration of construction loan portfolio by 35.0% or $23.7 million

•	Improved interest margin to 3.34% from 3.27%

Challenges. The Bank has achieved significant growth without acquisitions or mergers since first opening its doors in 1997. The financial industry in general is faced with many uncertainties and challenges. As management plans its strategic goals and objectives, future expectations of economic activity, and how these uncertainties could impact MidCarolina’s performance, must be taken into consideration. The challenges that we believe are most likely to have an impact on the operations of MidCarolina in the foreseeable future are presented below:

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

FINANCIAL CONDITION

DECEMBER 31, 2010 AND 2009

The MidCarolina’s total assets were $531.2 million at year-end 2010, a decrease of $9.9 million, or 1.83%, when compared to year-end 2009. Loans, excluding those held for sale, decreased by $38.3 million, or 8.73%, from $438.1 million at the beginning of the year to $399.8 million at year end. The change in loans was composed principally of decreases of $23.7 million in construction loans, $1.0 million in home equity lines of credit, $1.7 million in commercial mortgage loans, $9.0 million in residential mortgage loans and $2.9 million in commercial and industrial loans, all of which are segments of lending MidCarolina targets and intends to continue targeting in differing magnitudes in the future. Investment securities increased by $19.4 million, or 27.48%, from $70.7 million to $90.2 million. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities, were 19.56% of total assets, at December 31, 2010 and 14.82% at December 31, 2009. The Bank, as a member of the FHLB of Atlanta, has an investment of $2.1 million in FHLB stock. The Bank’s investment in life insurance used to offset the cost of employee benefit plans, increased by $335 thousand during 2010 to $8.5 million. The increase was due to an increase in the cash surrender value of the policies. Other assets increased $4.2 million over 2009. Other real estate owned (OREO) was the component of other assets that incurred significant change. OREO increased $4.4 million or 154.1% over 2009 year-end, reflecting the distressed economy affecting the industry.

Deposits increased a modest $853,000 during 2010. However, the mix of deposits showed significant improvement as total transactional accounts comprised of noninterest-bearing demand accounts and interest-bearing demand accounts increased $80.4 million or 50.89%, from $186.5 million at December 31, 2009 to $266.9 million at December 31, 2010. Individually, noninterest-bearing demand accounts decreased $2.7 million, or 6.49%, interest bearing demand accounts increased $83.1 million, or 57.38%, savings accounts increased $5.9 million or 71.75%, and time deposits decreased $85.5 million, or 31.63%, over the amount of these deposits at December 31, 2009. The Bank also used wholesale brokered certificates of deposit and advances from the FHLB of Atlanta, Georgia as funding sources during 2010 to serve as a secondary source of funding asset growth. Borrowings from the FHLB decreased $10.0 million to $15.0 million at December 31, 2010. Wholesale brokered certificates of deposit decreased $1.2 million or 1.16% and comprised approximately 21.73% of total deposit balances. Typically brokered certificates of deposit have similar terms to retail certificates of deposit issued in the Bank’s local markets, with rates marginally lower than local market certificate of deposit rates.

Total shareholders’ equity increased by $239,000, or 0.59%, during 2010. All capital ratios continue to place MidCarolina and the Bank in excess of the minimum required to be a well-capitalized institution by regulatory measures. The MidCarolina issued $4.8 million in Non-Cumulative Perpetual Preferred Stock on August 15, 2005 and $8.5 million in Trust Preferred Securities during prior years, so as to remain “well capitalized” under regulatory capital guidelines without diluting existing shareholders’ ownership. The Trust Preferred Securities and Preferred Stock should provide sufficient capital to retain a “well-capitalized” designation as defined by regulatory capital guidelines for the foreseeable future. The Trust Preferred Securities qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a qualifying security in a consolidated subsidiary. The junior subordinated debentures issued to guarantee the Trust Preferred Securities do not qualify as Tier 1 regulatory capital.

Net Interest Income. Similar to most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2010, 2009 and 2008, average interest-earning assets were $526.8 million, $523.7 million and $487.0 million, respectively. During these same years, the Bank’s net yields on average interest-earning assets were 3.34%, 3.27% and 2.94%, respectively. The increase in net yields from 2009 to 2010 is a reflection of decreases in interest rates over the year. An overall increase in spread which is the difference between yields earned on interest bearing assets less the interest paid on interest bearing liabilities was strongly influenced by the Bank’s concerted effort to increase transactional accounts during 2010. The Bank’s balance sheet is well positioned for changes in interest rates. When interest rates change, the Bank’s earnings and net yields remain stable as the Bank’s ratio of interest-earning assets to interest-bearing liabilities is well matched under all interest rate environments and time periods measured by the Bank.

Table 2 following this discussion presents an analysis of the Bank’s net interest income for 2010, 2009 and 2008.

Table 3 following this discussion shows the amounts of changes in net interest income due to changes in volume and rates and illustrates that the change in the average rate of loans was offset by the decrease in average deposit rates. These two variables were the predominant factors in the higher amount of net interest income realized by the Bank in 2010, when compared to 2009.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010 AND 2009

Overview. MidCarolina reported net income available to common shareholders of $613,000, or $0.12 per diluted common share, for the year ended December 31, 2010, compared to net income available to shareholders of $2.0 million, or $0.40 per diluted common share, for 2009, a decrease of $1.3 million or $0.28 per diluted share.

Net Interest Income. Net interest income increased to $17.6 million for the year ended December 31, 2010, a $468,000 or 2.73% increase from the $17.1 million earned in 2009. Total interest income benefited from moderate growth in the level of average earning assets offset by significantly lower rates paid on liabilities caused by abnormally low interest rates during the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely, a large portion of interest-bearing liabilities, including certificates of deposit and bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Interest rate increases will generally result in an immediate increase in the Bank’s interest income on loans, with a more delayed impact on interest expense because increases in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $3.1 million, or 0.59%, during 2010 compared to 2009, while the average yield decreased by 39 basis points from 5.27% to 4.88%. As interest rates remained very low during 2010, the average rate on loans repriced and decreased year over year. The average rate on investment securities decreased in 2010 compared to 2009 reflecting the lower reinvestment yields available for securities purchased or reinvested during the year. Average total interest-bearing liabilities increased by $2.3 million, or 0.48%, a slightly lower growth rate than average interest-earning asset balances. The average cost of interest-bearing liabilities decreased by 50 basis points from 2.23% to 1.73%. With the cost on interest bearing liabilities decreasing more significantly than the yield on earning assets, the Bank’s net interest margin increased by 7 basis points. For the year ended December 31, 2010, the net interest margin was 3.34%, while for the year ended December 31, 2009, the net interest margin was 3.27%. Table 3 following this discussion reflects the volume and rate variances from 2010 as compared to 2009.

Provision for Loan Losses. The Bank recorded $6.4 million in the provision for loan losses in 2010, an increase of $2.0 million from the $4.5 million provision made in 2009. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2010, large provisions were made each quarter in response to the weakened economy and real estate market. Specifically, builder/construction loans experienced a significant deterioration in their collateral values and many developers experienced decreased rates of building lot inventory turn-over. Although the Bank reduced its total exposure to construction loans by $23.7 million or 35.0% from $67.6 million at December 31, 2009 to $43.9 million at December 31, 2010, significant risk to property value depreciation continues to persist in the MidCarolina’s construction loan portfolio. Real estate developers’ ability to service debt for extended time periods remains tentative as cash flows have deteriorated. Total loans outstanding, net of loans held for sale, decreased $38.3 million in 2010 and increased $3.4 million in 2009. At December 31, 2010, the allowance for loan losses was $9.2 million, an increase of $1.9 million, or 26.27%, from the $7.3 million at the end of 2009. The allowance represented 2.31% and 1.67%, respectively, of loans outstanding at the end of 2010 and 2009, net of loans held for sale. The increase in the allowance is reflective of the on going economic and real estate market deterioration experienced locally as well as nationally and internationally. At December 31, 2010, the Bank had $9.1 million in non-accrual loans. In 2009, the Bank had $7.3 million in non-accrual loans. For a more detailed discussion of the provision of loan losses and the established reserve, see the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. Non-interest income decreased to $2.7 million for the year ended December 31, 2010 compared to $2.8 million for the year ended December 31, 2009, a decrease of $128,000 or 4.59%. A significant factor in the decrease in total non-interest income was the reduction in service charges levied on deposit accounts. The banking industry is reevaluating the methodology in which overdrawn deposit account customers are service charged. The restructuring of service charge routines in part caused by newly implemented Regulation E, effective July 1, 2010, caused the company to incur a $198,000 decrease in service charge income from $910,000 in 2009 to $712,000 for 2010, or 21.76%. Mortgage operations income decreased to $786,000 in 2010, from $800,000 in 2009, reflecting the impact of the discontinuance of government initiated first time home buyer incentives. During 2010 the portion of OTTI expense (other than temporary impairment) that was determined to be credit-related and thus recognized in earnings as an expense was $29,000, a decrease of $119,000 or 80.41% compared to $148,000 OTTI expense for 2009. Other non-interest income decreased $75,000 in 2010 reflecting the absence of a one-time insurance claim recognized in 2009. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2010, 2009 and 2008.

Non-Interest Expenses. Non-interest expenses totaled $12.9 million for the year ended December 31, 2010, an increase of $572,000 over the $12.3 million reported for 2009. Salaries and employee benefits decreased $365,000 primarily resulting from down sizing 5 staff positions during 2010. Professional and other services decreased $236,000 or 32.15% primarily due to a reduction in expenses incurred related to legal proceedings completed during 2009. Other outside services increased $368,000 or 98.40% resulting from expenses incurred during 2010 for merger related activities. Deposit and other insurance expense decreased $27,000 or 2.11% because of increased FDIC premiums. Occupancy and equipment expense decreased by $76,000 due to decreases in software licensure expenses that were absorbed by a third party information technology vendor resulting from the transfer of related management, hardware and software information technology responsibilities. Data processing and other outside services increased $278,000, or 29.86%, due primarily to costs associated with the reconfiguration and relocation of the Bank’s data processing servers as well as the implementation of a significantly enhanced business and disaster recovery plan. Advertising expense decreased $10,000. Loss on sale of OREO increased $269,000 from $339,000 in 2009 to $618,000 in 2010, reflecting continued activity related to the disposition of foreclosed real estate. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2010, 2009 and 2008.

Income Taxes. An income tax benefit of $14,000 was recognized in 2010 and a provision for income tax expense in the amount of $818,000 was recognized in 2009. The effective tax rates were (1.45%) and 25.6%, respectively, on income before income taxes. The decrease in the effective tax rate for 2010 reflects an increase in the proportion of tax-exempt income to total income for 2010 over 2009.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 AND 2008

Overview. MidCarolina reported net income available to common shareholders of $2.0 million, or $0.40 per diluted common share, for the year ended December 31, 2009, compared with net income available to shareholders of $3.3 million, or $0.66 per diluted common share, for 2008, a decrease of $1.3 million or $0.26 per diluted share.

Net Interest Income. Net interest income increased to $17.1 million for the year ended December 31, 2009, a $2.8 million or 19.70% increase from the $14.3 million earned in 2008. Total interest income benefited from moderate growth in the level of average earning assets offset by significantly lower rates paid on liabilities caused by historically low interest rates during the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when indexes like the prime rate change. Conversely, a large portion of interest-bearing liabilities, including certificates of deposit and Bank borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Interest rate increases will generally result in an immediate increase in the Bank’s interest income on loans, with a more delayed impact on interest expense because increases in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $36.7 million, or 7.53%, during 2009 compared to 2008, while the average yield decreased by 81 basis points from 6.08% to 5.27%. As interest rates remained very low during 2009, the average rate on loans repriced and decreased year over year. The average rate on investment securities decreased in 2009 compared to 2008 reflecting the lower reinvestment yields available for securities purchased or reinvested during the year. Average total interest-bearing liabilities increased by $34.9 million, or 8.07%, a slightly higher growth rate than average interest-earning asset balances. The average cost of interest-bearing liabilities decreased by 131 basis points from 3.54% to 2.23%. With the cost on interest bearing liabilities decreasing more significantly than the yield on earning assets, the Bank’s net interest margin increased by 33 basis points. For the year ended December 31, 2009, the net interest margin was 3.27%, while for the year ended December 31, 2008, the net interest margin was 2.94%. Table 3 following this discussion reflects the volume and rate variances from 2009 as compared to 2008.

Provision for Loan Losses. The Bank recorded $4.5 million in the provision for loan losses in 2009, an increase of $2.8 million from the $1.7 million provision made in 2008. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. For 2009, large provisions were made each quarter in response to the weakened economy and real estate market. Specifically, builder/construction loans experienced a significant deterioration in their collateral values and many developers experienced decreased rates of building lot inventory turn-over. Although the Bank reduced its total exposure to construction loans by $24.3 million or 26.4% from $91.9 million at December 31, 2008 to $67.6 million at December 31, 2009, significant risk to property value depreciation continues to persist in the Company’s construction loan portfolio. Real estate developers’ ability to service debt for extended time periods remains tentative as cash flows have deteriorated. Total loans outstanding, net of loans held for sale, increased by $3.4 million in 2009 and by $62.9 million in 2008. At December 31, 2009, the allowance for loan losses was $7.3 million, an increase of $1.7 million, or 29.74%, from the $5.6 million at the end of 2008. The allowance represented 1.67% and 1.30%, respectively, of loans outstanding at the end of 2009 and 2008, net of loans held for sale. The increase in the allowance is reflective of the on going economic and real estate market deterioration experienced locally as well as nationally and internationally. At December 31, 2009, the Bank had $7.3 million in non-accrual loans. In 2008, the Bank had $3.1 million in non-accrual loans. For a more detailed discussion of the provision of loan losses and the established reserve, see the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. Non-interest income increased to $2.8 million for the year ended December 31, 2009 compared to $2.2 million for the year ended December 31, 2008, an increase of $567,000 or 25.54%. A significant factor in the increase in total non-interest income was the reduction in Other Than Temporary Impairment (OTTI) of private label collateralized mortgage obligation securities. OTTI recognized in 2009 was $148,000, which is a decrease of $342,000, a 69.79% improvement compared to the 2008 OTTI write down of $490,000. The decrease in the determination of OTTI was influenced by the adoption of ASC Topic 320-10-65-1 (formerly referred to as FSP FAS 115-2) effective January 1, 2009. Prior to January 1, 2009, if an investment was determined to be other than temporarily impaired, then the difference between the book value and market value was recognized as an OTTI loss in earnings. Beginning January 1, 2009, if an investment in a debt security was deemed to be other than temporarily impaired, then the difference between the book value and market value was further evaluated to identify the portion that related to credit deterioration. Only the portion related to credit deterioration is recognized through earnings. The cumulative effect of the change in accounting principle was an opening adjustment of $211,000, net of tax, to increase retained earnings. During 2009 the portion of OTTI that was determined to be credit-related and thus recognized in earnings was $148,000. Mortgage operations income increased to $800,000 in 2009, from $571 thousand in 2008, reflecting the impact of government initiated first time home buyer incentives and attractive refinancing rates available in the mortgage origination market. Service charges on deposit accounts in 2009 were $910,000, a decrease of $242,000, or 21.01%, compared to $1.2 million in 2008 reflecting the competitive market for attracting and retaining demand deposit accounts. Other non-interest income increased $272,000 in 2009 reflecting a receipt of a one time insurance claim for $252,000. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2009, 2008 and 2007.

Non-Interest Expenses. Non-interest expenses totaled $12.3 million for the year ended December 31, 2009, an increase of $2.8 million over the $9.5 million reported for 2008. Noninterest expense of $12.3 million, excluding the effect of the $349,000 loss on sale of other real estate, increased $1.9 million for 2009, compared to noninterest expense of $9.5 million, excluding the effect of the $536,000 gain on sale of other real estate in 2008. Salaries and employee benefits increased $239,000 primarily resulting from increases in fair value expenses due to Stock Options issued in 2009. Professional and other services increased $184,000 or 33.45% primarily due increases in audit and legal fees and proceedings. Deposit and other insurance expense increased $848,000 or 196.30% because of increased FDIC premiums and the special assessment imposed during 2009. Occupancy and equipment expense increased by $449,000 due to increases in maintenance costs and additional lease expense incurred with the relocation of our Green Valley Office located in Greensboro and new software licensure expenses. Data processing and other outside services increased $144,000, or 18.30%, due primarily to costs associated with the reconfiguration and relocation of the Bank’s data processing servers as well as the implementation of a significantly enhanced business and disaster recovery plan. Advertising expense decreased $49,000 reflecting new marketing strategies and programs during 2009. Table 5, following this discussion, presents a comparative analysis of the components of non-interest expenses for 2009, 2008 and 2007.

Income Taxes. The provision for income tax was $818,000 in 2009 and $1.7 million in 2008. The effective tax rates were 25.6% and 32.2%, respectively, on income before income taxes. The decrease in the effective tax rate for 2009 reflects an increase in the proportion of tax-exempt income to total income for 2009 over 2008.

LIQUIDITY

The Bank’s sources of liquidity are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan and securities repayments, are used to fund loans and continuing operations. At December 31, 2010, the Bank had credit availability with the Federal Reserve Bank of $51.1 million and the FHLB of $165.4 million, with $15.0 million outstanding.

Total deposits were $465.9 million and $465.0 million at December 31, 2010 and 2009, respectively. The Bank’s deposits increased 0.18% in 2010. Because the Bank’s organic deposit growth was sufficient in amount to meet the total funding needs of the Bank, the Bank reduced its exposure to alternative funding sources during 2010. The Bank reduced its total wholesale funding sources in 2010 by $35.1 million or 19.21%. Total wholesale funding was $183.0 million at December 31, 2009 compared to $147.8 million at December 31, 2010. The Bank will continue to evaluate all funding sources for cost, accessibility, dependability and efficiency. Brokered certificates of deposits decreased $1.2 million during 2010, from $102.4 million in 2009 to $101.2 million in 2010, a decrease of 1.16%. Brokered certificates of deposits as a percent of assets decreased from 18.92% in 2009 to 18.56% in 2010.

At December 31, 2010 and 2009, time deposits represented 39.67% and 58.12%, respectively, of the Bank’s total deposits. Certificates of deposit of $100,000 or more represented 34.1% and 48.8%, respectively, of the Bank’s total deposits at December 31, 2010 and 2009. At December 31, 2010, the Bank had $26.4 million in public deposits and $101.2 million in brokered time deposits. These sources of funds are generally considered to be less stable than deposits from the Bank’s local markets. However, management believes that other non-traditional funding time deposits are relationship oriented. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity. The Bank’s aggregate wholesale funding comprised of brokered CD’s, wholesale NOW accounts, FHLB advances, FRB discount window borrowings and CDARS accounts (Certificate of Deposit Account Registry Service) as a percentage of total assets decreased to 31.7% in 2010 from 33.9% in 2009. The wholesale funding aggregate decrease is due primarily to an increase in traditional deposits resulting from our customer base’s recognition of MidCarolina’s consistent performance during a difficult economic period.

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

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6 following this discussion summarizes the Bank’s contractual obligations and commitments as of December 31, 2010.

CAPITAL RESOURCES

At December 31, 2010 and 2009, shareholders’ equity totaled $40.4 million and $40.2 million, respectively. MidCarolina’s equity to asset ratio on those dates was 7.61% and 7.42%, respectively, reflecting MidCarolina’s moderate negative asset growth during 2010. MidCarolina and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1 - DESCRIPTION OF BUSINESS — SUPERVISION AND REGULATION.” Because MidCarolina’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the MidCarolina and the Bank.

All capital ratios place the Bank in excess of minimum requirements to be classified as “well capitalized’ by regulatory measures. The Bank’s Tier-1 leverage ratio was 9.03% at December 31, 2010.

Note Q to the accompanying consolidated financial statements presents an analysis of the Bank’s regulatory capital position as of December 31, 2010 and 2009. Management anticipates that the Bank will remain “well-capitalized” for regulatory purposes throughout 2011.

ASSET/LIABILITY MANAGEMENT

The Bank’s results of operations depend substantially on its net interest income. Like most financial institutions, the Bank’s interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting the Bank’s earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk and capital adequacy. The Bank maintains, and has complied with, an asset/liability management policy approved by the board of directors of MidCarolina and the Bank that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Bank’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

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

Based on the results of the income simulation model, as of December 31, 2010, due to the extremely low interest rate environment, the Bank would expect a decrease in net interest income of $709,000 if interest rates increase from current rates by an instantaneous 100 basis points and an increase in net interest income of $23,000 thousand if interest rates decrease from current rates by an instantaneous 100 basis points.

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

Table 7 following this discussion sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period. Negotiable order of withdrawal or other transaction accounts are also assumed to be rate sensitive and are placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates are used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Bank is liability sensitive within three months, liability sensitive over three months to twelve months, liability sensitive within twelve months and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest-bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its income simulation model when managing its exposure to changes in interest rates. The Bank does not normally make interest rate predictions, or take undue risk on potential changes in interest rate direction.

LENDING ACTIVITIES

General. The Bank provides to its customers a full range of short- to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the board of directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Bank has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans. The Bank also originates one-to-four family mortgages that are typically sold into the secondary market, servicing released.

Table 8 following this discussion provides an analysis of the Bank’s loan portfolio composition by type of loan as of the end of each of the last five years.

Table 9 following this discussion presents, at December 31, 2010, (i) the aggregate maturities or re-pricings of commercial, industrial and commercial mortgage loans and of real estate constructions loans and (ii) the aggregate amounts of such loans by variable and fixed rates.

Commercial and Industrial Loans. At December 31, 2010, the Bank’s commercial and industrial loan portfolio equaled $61.2 million, or 15.3% of total loans, as compared with $64.2 million, or 14.6% of total loans, at December 31, 2009. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial and industrial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans, as most commercial loan yields are tied to the prime rate index. Therefore, yields on most commercial loans adjust with changes in the prime rate.

Real Estate Loans. Real estate loans are originated for the purpose of purchasing, constructing or refinancing one-to-four family, five-or-more family and commercial properties. The Bank offers fixed and adjustable rate options. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department which makes Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Company (“FHLMC”) and Government National Mortgage Association (“GNMA”) conforming loans that are originated with a commitment from a correspondent Bank to purchase the loan within 30 to 45 days of closing.

Residential one-to-four family loans are classified into two categories: conforming loans, that are originated under the underwriting guidelines established by FNMA, FHLMC or GNMA and held for sale and nonconforming loans that are originated and retained in the Bank’s loan portfolio. The terms “conforming” and “nonconforming” do not refer to credit quality, but rather to whether the loan is underwritten so that it can be sold in the secondary market. At December 31, 2010, the Bank had $3.0 million in loans held for sale, while nonconforming loans held in the Bank’s permanent portfolio amounted to $425,000. The Bank’s permanent residential mortgage loans are generally secured by properties located within the Bank’s market area. Most of the one-to-four family residential mortgage loans that the Bank makes are conforming loans and are sold within 30 days of closing to a correspondent

Bank. The Bank originated 233 loans in the amount of $35.8 million for sale in the secondary market during 2010. The Bank receives a fee for each loan originated, with fees aggregating $786,000 for the year ended December 31, 2010 and $800,000 for the year ended December 31, 2009. The Bank anticipates that it will continue to be an active originator of residential loans. Nonconforming residential mortgage loans that are retained in the Bank’s loan portfolio generally have rate terms of five years or less, with amortizations up to 20 years.

The Bank has made, and may continue to make, under qualifying circumstances, commercial real estate loans. Commercial real estate loan outstandings amounted to $173.3 million at December 31, 2010. These loans are secured principally by commercial buildings for office, storage and warehouse space, commercial and residential real estate developments and agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guarantee of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate usually involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

The President and the Chief Credit Officer each have the authority to approve loans up to $400,000. The President in conjunction with the Chief Credit Officer have the combined authority to approve loans up to $2.0 million which is the maximum staff, in-house lending limit set by the board of directors. The board’s Loan Committee approves all loans in excess of the staff’s in-house lending limit. The Committee consists of the President, the Chairman and Vice Chairman of the Bank’s board and six outside directors as appointed by the board

Additionally, all loans of $50,000 or greater and all loans with relationship exposure of $200,000 or above are reviewed by the Management Loan Committee comprised of the President, Chief Credit Officer, and the Senior Commercial Loan Officers for Alamance County and Guilford County. The Bank’s Loan Committee reviews all loans with total exposure of $1.0 million or greater and approves all loans with total exposure of $2.0 million or greater. The Bank’s legal lending limit was $14.6 million at December 31, 2010. The Bank seldom makes loans approaching its legal lending limit.

COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on MidCarolina’s consolidated balance sheets. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note P to the accompanying consolidated financial statements and Table 6 following this discussion.

ASSET QUALITY

The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the lending policy as approved by the Bank’s board of directors. It is the responsibility of each loan officer to assign an appropriate risk grade to loans when originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality changes, it is the responsibility of Credit Administration to change the borrower’s risk grade accordingly. The process of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Bank’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. At December 31, 2010 the Bank had 53 impaired loans totaling $20.2 million comprised of 15 builder/construction loans totaling $9.3 million, 17 commercial and industrial loans for $9.1 million and 21 residential mortgage loans for $1.8. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Bank’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and are considered in the determination of the allowance for loan losses.

NONPERFORMING ASSETS

MidCarolina’s total nonperforming assets increased $4.6 million to $14.7 million at December 31, 2010, from $10.2 million at December 31, 2009, reflecting the distressed economy mentioned previously. Non-accrual loans, a subset of nonperforming assets, comprised 56% of total nonperforming assets or $9.1 million. Other real estate owned comprised the remaining significant component of nonperforming assets in the amount of $7.2 million or 44% of total nonperforming assets. Nonperforming restructured loans at December 31, 2010, which were included in total nonperforming assets, consisted of three construction loans in the amount of $656,000 and one home equity line of credit in the amount of $73,000. Performing restructured loans at December 31, 2010 which were not included in nonperforming assets, consisted of eight construction loans in the amount of $3.3 million and one commercial mortgage loan in the amount of $710,000.

Table 10 following this discussion sets forth, for the last five years, information with respect to the Bank’s nonperforming assets.

MidCarolina’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. For all classes of loans, loans are accounted for on a non-accrual basis when management has serious concerns about the collectibility of principal or interest. Generally, the Bank’s policy is to place a loan on non-accrual status when the loan becomes 90 days past due. Loans are also placed on non-accrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Payments received on non-accrual loans generally are applied to principal first, and then to interest after all principal payments have been satisfied. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rate when management anticipates that no loss of original principal will occur. Potential problem loans are defined as loans currently performing that are not included in non-accrual or restructured loans, but are loans as to which management has concerns as to the borrower’s ability to comply with present repayment terms. These loans could potentially deteriorate to non-accrual, past due or restructured loans status. Therefore, management quantifies the risk associated with problem loans in assessing the adequacy of the allowance for loan losses. At December 31, 2010, the Bank identified $9.1 million in non-accrual loans. At December 31, 2009, the Bank identified $7.4 million in non-accrual loans.

Other real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2010, there were $7.2 million assets classified as real estate owned. At December 31, 2009, there were $2.9 million in assets classified as real estate owned.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectability of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.

The allowance for loan losses relating to loans that are determined to be impaired is based on discounted cash flows using the loan’s initial effective interest rate or the estimated fair value of the collateral, less costs to sell, for certain collateral dependent loans. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (such as residential mortgage and consumer installment loans) are excluded from impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described below.

The provision for loan losses charged to operating expense is based on factors which, in management’s judgment, deserve current recognition in estimating probable loan losses. Such factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical charge off activity, current and probable future local, regional and national economic conditions and an in depth assessment of the status of certain individual borrowers’ ability to meet repayment obligations. While management uses the best information available to make evaluations, this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The provision contributed to the allowance for loan losses segregated by major loan category during 2010 is:

Loan Category	Contribution (in $000)	% of Total Provision
Construction loans	$3,209	50.00
Commercial mortgage loans	1,284	20.00
Home equity lines of credit	385	6.00
Residential mortgage loans	642	10.00
Commercial and Industrial loans	834	13.00
Consumer loans	64	1.00

In addition, various regulatory agencies, as an integral part of their examination process, periodically review MidCarolina’s allowance for loan losses. Such agencies may require the MidCarolina to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent. Between December 31, 2009 and December 31, 2010, the range of each major category of loans as a percentage of total loans outstanding is as follows: residential mortgage loans – 18.7% to 18.0%; commercial mortgage loans – 39.9% to 43.0%; construction loans – 15.4% to 10.9%; commercial and industrial loans – 14.6% to 15.2%; loans to individuals – 1.2% to 1.3%; and home equity lines of credit – 10.2% to 10.8%. Net loan charge-offs in the past five years ranged from 0.05% to 1.07% of average loans outstanding. In

2009 and 2010, net charge offs were .63% and 1.07% of average loans, respectively, reflecting the deterioration of economic conditions. Charge offs are typically recognized when it is the opinion of management that all or a portion of an outstanding loan becomes uncollectible. Loan repayment may be realized through a contractual agreement, or through liquidation of assets pledged as collateral. Net charge-offs totaled $2.8 million or 0.63% of outstanding loans for 2009 and $4.5 million or 1.07% of outstanding loans for 2010. Charge-offs incurred by major loan category during 2010 are:

Loan Category	Charge-offs (in $000)	% of Charge-offs
Construction loans	$2,388	49.65
Commercial mortgage	965	20.07
Commercial and industrial loans	611	12.71
Residential mortgage loans	462	9.61
Home equity Lines of credit	319	6.64
Consumer loans	65	1.36

The Bank’s allowance for loan losses at December 31, 2009 of $7.3 million represents 1.67% of total loans outstanding, net of loans held for sale. The Bank’s allowance for loan losses at December 31, 2010 was $9.2 million or 2.31% of outstanding loans, net of loans held for sale. The allowance for loan losses as a percentage of loans outstanding increased in 2010 compared to 2009 due to increases in net charge offs as well as nonperforming loans, reflecting the decline in the local, national and international economic environment. The ending balance of the allowance for loan losses (ALLR) by major loan category and the major category’s ALLR balance as a percentage of its outstanding loan balance at December 31, 2010 are:

Loan Category	ALLR balance (in $000)	ALLR as % of category loan balance outstanding
Construction loans	$2,079	4.74
Commercial mortgage	3,239	1.87
Commercial and industrial loans	1,397	2.29
Residential mortgage loans	1,563	2.19
Home equity Lines of credit	810	1.86
Consumer loans	138	2.56

Nonperforming loans increased $122,000 during 2010 to $7.5 million compared to $7.3 million at December 31, 2009 and $4.9 million of the non performing loans at December 31, 2010, or 65.2%, were concentrated in commercial real estate.

Table 11 following this discussion presents the allocation of the allowance for loan losses at the end of each of the last five years. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Table 12 following this discussion sets forth for each of the last five years information regarding changes in the Bank’s allowance for loan losses.

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, all of which are available for sale, consists primarily of U.S. government agency securities, mortgage-backed securities, government sponsored enterprise collateralized mortgage obligations, private label collateralized mortgage obligations and securities issued by local governments. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify its investment securities as available for sale. Table 13 following this discussion summarizes investment securities by type at December 31, 2010, 2009 and 2008.

Table 14 following this discussion summarizes the amortized costs, fair values and weighted average yields of the Bank’s investment securities at December 31, 2010, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2010, there were no securities of any issuer (other than governmental agencies) held in the Bank’s portfolio that exceeded 10% of MidCarolina’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. As described under the caption “Liquidity” above, the Bank uses wholesale deposits as a funding source. However, the Bank strives to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce the Bank’s costs of funds.

Table 15 following this discussion sets forth for the for the years ended December 31, 2010, 2009 and 2008 the average balances outstanding and average interest rates for each major category of deposits.

Table 16 following this discussion presents maturities of certificates of deposit with balances of $100,000 or more at December 31, 2010.

Borrowings. As additional sources of funding, the Bank uses advances from the FHLB under a line of credit equal to 30% of the Bank’s total assets, subject to qualifying collateral. The available aggregate line of credit was $165.4 million at December 31, 2010. Outstanding advances at December 31, 2010 totaled $15.0 million, of which $5.0 million matures in 2011 at 2.37% and $10 million matures in 2018 at 2.98%. The Bank had no daily rate credit advances outstanding at December 31, 2010. Pursuant to collateral agreements with the FHLB, at December 31, 2010, advances are secured by loans with a carrying amount of $50.2 million, which approximates market value. Advances outstanding at December 31, 2009 totaled $25.0 million.

The Bank also has a line of credit with the FRB through their discount window in the amount of $51.1 million. No borrowings were outstanding at December 31, 2010. The line of credit is secured by loans with a carrying amount of $62.8 million, which approximates market value.

In addition to FHLB advances, MidCarolina has issued $8.8 million of junior subordinated debentures to its wholly owned capital trusts, MidCarolina I and MidCarolina Trust II, to fully and unconditionally guarantee the preferred securities issued by the Trusts. These long term obligations, which currently qualify as Tier I capital for MidCarolina, constitute a full and unconditional guarantee by MidCarolina of the Trusts’ obligations under the capital trust securities.

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Significant accounting policies are described in Note B to the audited consolidated financial statements. A critical accounting policy is one that is both very important to the portrayal of the MidCarolina’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities. Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses. MidCarolina’s most significant critical accounting policy is the determination of the Bank’s allowance for loan losses. If the mix and amount of future write-offs differ significantly from those assumptions used in making a determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality,” “Analysis of Allowance for Loan Losses” and Note B to the consolidated financial statements contained in this Annual Report.

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

MidCarolina Financial Corporation

Table 2

Average Balances and Net Interest Income (1)

($ in thousands)

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net (1)	$421,947	$22,943	5.44%	$441,704	$24,160	5.47%	$405,119	$25,763	6.36%
Investment securities (2)	76,114	2,706	3.56%	70,289	3,378	4.81%	69,728	3,561	5.11%
Interest-earning cash deposits	26,468	48	0.18%	9,387	21	0.22%	9,678	131	1.35%
Other	2,250	29	1.29%	2,312	24	1.04%	2,454	161	6.56%

Total interest-earning assets	526,779	25,726	4.88%	523,692	27,583	5.27%	486,979	29,616	6.08%

Other assets	25,439			26,915			19,602

Total assets	$552,218			$550,607			$506,581

Interest-bearing liabilities:
Deposits:
Demand deposits	208,977	2,733	1.31%	112,438	1,510	1.34%	74,531	1,275	1.71%
Savings deposits	11,691	78	0.67%	6,663	20	0.30%	5,772	29	0.50%
Fixed maturity deposits	219,836	4,344	1.98%	312,282	7,648	2.45%	308,562	12,192	3.95%
Short term borrowed funds	—	—	—	2,225	15	0.67%	9,807	288	2.94%
Long term borrowed funds	29,106	968	3.33%	33,764	1,247	3.69%	33,764	1,510	4.47%

Total interest-bearing liabilities	469,610	8,123	1.73%	467,372	10,440	2.23%	432,436	15,294	3.54%

Noninterest-bearing deposits	40,545			43,629			36,925
Other liabilities	1,137			992			1,390
Stockholders’ equity	40,926			38,614			35,830

Total liabilities and stockholders’ equity	$552,218			$550,607			$506,581

Net interest income and interest rate spread (3)		$17,603	3.15%		$17,143	3.03%		$14,322	2.54%

Net interest margin (4)			3.34%			3.27%			2.94%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.17%			112.05%			112.61%

(1)	Average loans include non-accruing loans and loans held for sale.
(2)	Tax exempt income is not computed on a tax equivalent basis.
(3)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.

MidCarolina Financial Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2010 vs. 2009			Year Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans, net (1)	$(1,077)	$(140)	$(1,217)	$2,164	$(3,767)	$(1,603)
Investment securities (2)	244	(916)	(672)	28	(211)	(183)
Interest-earning cash deposits	35	(8)	27	(2)	(108)	(110)
Other	(1)	6	5	(5)	(132)	(137)

Total interest income	(799)	(1,058)	(1,857)	2,185	(4,218)	(2,033)

Interest expense:
Deposits
Demand deposits	1,280	(57)	1,223	579	(344)	235
Savings deposits	24	34	58	4	(13)	(9)
Fixed maturity deposits	(2,045)	(1,259)	(3,304)	119	(4,663)	(4,544)
Short term borrowed funds	(15)	0	(15)	(137)	(136)	(273)
Long term borrowed funds	(163)	(116)	(279)	—	(263)	(263)

Total interest expense	(919)	(1,398)	(2,317)	565	(5,419)	(4,854)

Net interest income increase (decrease)	$120	$340	$460	$1,620	$1,201	$2,821

MidCarolina Financial Corporation

Table 4

Noninterest Income

(In thousands)

	Year Ended December 31,
	2010	2009	2008

Service charges on deposit accounts	$712	$910	$1,152
Mortgage operations	786	800	571
Investment brokerage fees	248	245	300
Increase in cash surrender value of life insurance	335	286	299

Core noninterest income	2,081	2,241	2,322

Securities gains, net	51	63	29
Impairment on investment securities	(29)	(148)	(490)
Other noninterest income	556	631	359

Total noninterest income	$2,659	$2,787	$2,220

MidCarolina Financial Corporation

Table 5

Noninterest Expenses

(In thousands)

	Year Ended December 31,
	2010	2009	2008

Salaries	$4,313	$4,564	$4,338
Employee benefits	948	1,062	1,049

Total salaries and benefits	5,261	5,626	5,387

Occupancy expense	1,003	979	699
Equipment expense	503	603	434
Other outside services	742	374	307
Data processing	1,209	931	787
Office supplies and postage	346	341	350
Deposit and other insurance	1,253	1,280	432
Professional and other services	498	734	550
Advertising	328	338	387
Other real estate owned related costs, net	734	349	(536)
Other	1,004	726	665

Total noninterest expenses	$12,881	$12,281	$9,462

MidCarolina Financial Corporation

Table 6

Contractual Obligations and Commitments

($ in thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 -3 Years	4 -5 Years	After 5 Years

Short-term borrowings	$—	$—	$—	$—	$—
Long-term debt	23,764	5,000	—	10,000	8,764
Operating leases	3,269	417	808	728	1,316

Total contractual cash obligations excluding deposits	27,033	5,417	808	10,728	10,080

Time deposits	184,781	133,644	51,137	—	—

Total contractual cash obligations	$211,814	$139,061	$51,945	$10,728	$10,080

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Within 1 Year	2 -3 Years	4 -5 Years	After 5 Years
		$—
Lines of credit and loan commitments (1)	$59,474	$25,000	$2,739	$31,735	—

(1)	includes financial standby letters of credit, net

MidCarolina Financial Corporation

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2010
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total

Interest-earning assets:
Loans and loans held for sale	$226,321	$53,285	$279,606	$120,223	$399,829
Securities available for sale	1,536	9,926	11,462	78,690	90,152
Other earning assets	15,154	—	15,154	—	15,154

Total interest-earning assets	$243,011	$63,211	$306,222	$198,913	$505,135

Interest-bearing liabilities
Fixed maturity deposits	$42,971	90,694	133,665	$51,116	$184,781
All other deposits	242,141	—	242,141	—	242,141
Borrowings	13,500	—	13,500	10,264	23,764

	$298,612	$90,694	$389,306	$61,380	$450,686

Interest sensitivity gap	$(55,601)	$(27,483)	$(83,084)	$137,533	$54,449
Cumulative interest sensitivity gap	(55,601)	(83,084)	(83,084)	54,449	54,449
Cumulative interest sensitivity gap as a percent of total interest-earning assets	-11.01%	-16.45%	-16.45%	10.78%	10.78%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	81.38%	78.66%	78.66%	112.08%	112.08%

MidCarolina Financial Corporation

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2010		2009		2008		2007		2006
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Real Estate:
Construction loans	$43,934	10.99%	$67,635	15.44%	$91,933	21.15%	$80,051	21.53%	$71,348	22.75%
Commercial mortgage loans	173,275	43.35%	174,926	39.94%	156,333	35.97%	140,198	37.71%	124,385	39.67%
Home equity lines of credit	43,611	10.91%	44,627	10.19%	43,290	9.96%	41,479	11.16%	33,090	10.55%
Residential mortgage loans	72,370	18.10%	81,377	18.57%	73,595	16.93%	57,342	15.42%	37,163	11.85%

Total real estate loans	333,190	83.35%	368,565	84.13%	365,151	84.01%	319,070	85.83%	265,986	84.82%
Commercial and industrial loans	61,230	15.31%	64,173	14.65%	63,239	14.55%	46,893	12.61%	38,965	12.43%
Loans to individuals for household, family and other personal expenditures	5,398	1.34%	5,383	1.22%	6,306	1.44%	5,796	1.55%	8,625	2.75%

Loans, gross	399,818	100.00%	438,121	100.00%	434,696	100.00%	371,759	100.00%	313,576	100.00%

Less net deferred loan origination (fees) costs	11		(34)		(34)		(45)		(4)

Residential mortgage loans held for sale	2,958	0.74%	228	0.05%	—	0.00%	823	0.22%	2,016	0.63%

Total loans	$402,787		$438,315		$434,662		$372,537		$315,588

MidCarolina Financial Corporation

Table 9

Loan Maturities

(In thousands)

	At December 31, 2010
	Due within one year		Due after one year but within five		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
By loan type:
Construction	$39,899	4.87%	$3,229	5.94%	$806	4.64%	$43,934	4.94%

Commercial and industrial and commercial mortgage	82,910	4.61%	146,523	5.51%	5,071	6.59%	234,505	4.92%

Total	$122,809	4.69%	$149,753	5.52%	$5,877	6.32%	$278,439	4.92%

By interest rate type:
Fixed rate loans	$86,222		$149,000		$5,877		$241,098
Variable rate loans	36,588		753		—		37,341

	$122,809		$149,753		$5,877		$278,439

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

MidCarolina Financial Corporation

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2010	2009	2008	2007	2006
Nonperforming loans
Construction	$3,383	$4,301	$188	$700	$794
Commercial mortgage	4,868	2,557	2,547	—	—
Home equity lines of credit	221
Residential mortgage	455	486	362	—	—
Commercial and industrial	99	—	26	—	—
Individual	53	—	—	—	—

Total nonperforming loans	9,079	7,344	3,123	700	794

Repossessed Assets	4	14	47	—	—
Other real estate owned	7,244	2,862	1,608	264	2,337

Total nonperforming assets	$16,327	$10,220	$4,778	$964	$3,131

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	9,226	7,307	5,632	4,462	4,222
Nonperforming loans to year end loans	2.27%	1.68%	0.72%	0.19%	0.25%
Allowance for loan losses to year end loans	2.31%	1.67%	1.30%	1.20%	1.35%
Nonperforming assets to loans and other real estate	4.01%	2.32%	1.11%	0.27%	0.99%
Nonperforming assets to total assets	3.18%	1.89%	0.88%	0.21%	0.74%
Allowance for loan losses to nonperforming loans	101.62%	99.50%	180.34%	637.43%	531.74%
Restructured loans not include in the categories above	4,014	2,619	—	—	—

MidCarolina Financial Corporation

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2010		2009		2008		2007		2006
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

Real estate loans:
Construction loans	$2,079	10.99%	$1,127	15.44%	$1,191	21.15%	$961	21.53%	$961	22.75%
Commercial mortgage loans	3,239	43.36%	2,918	39.94%	2,026	35.97%	1,683	37.71%	1,675	39.67%
Home equity lines of credit	810	10.91%	744	10.19%	561	9.96%	498	11.16%	446	10.55%
Residential mortgage loans	1,563	18.10%	1,358	18.57%	933	16.56%	678	15.42%	500	11.85%

Total real estate loans	7,691	83.35%	6,147	84.13%	4,711	84.01%	3,820	85.83%	3,582	84.82%
Commercial and industrial loans	1,397	15.31%	1,071	14.65%	832	14.55%	661	12.61%	623	12.43%
Loans to individuals	138	1.34%	89	1.22%	81	1.44%	69	1.55%	116	2.75%

	$9,226	100.00%	$7,307	100.00%	$5,632	100.00%	$4,462	100.00%	$4,222	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

MidCarolina Financial Corporation

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006

Loans held to maturity, outstanding at the end of the year	$399,829	$438,087	$434,662	$371,714	$313,572

Average loans outstanding during the year	$421,947	$441,704	$405,119	$344,620	$301,405

Allowance for loan losses at beginning of year	$7,307	$5,632	$4,462	$4,222	$4,090
Provision for loan losses	6,418	4,455	1,665	425	394

	13,725	10,087	6,127	4,647	4,484

Loans charged off:
Real estate loans	(4,134)	(1,502)	(411)	(268)	(214)
Commercial and industrial loans	(611)	(1,396)	(106)	—	(87)
Loans to individuals	(65)	(127)	(16)	(28)	(17)

Total charge-offs	(4,810)	(3,025)	(533)	(296)	(318)

Recoveries of loans previously charged off:
Real estate loans	158	32	11	66	2
Commercial and industrial loans	103	208	26	38	46
Loans to individuals	50	5	1	7	8

Total recoveries	311	245	38	111	56

Net charge-offs	(4,499)	(2,780)	(495)	(185)	(262)

Allowance for loan losses at end of year	$9,226	$7,307	$5,632	$4,462	$4,222

Ratios:
Net charge-offs as a percent of average loans	1.07%	0.63%	0.12%	0.05%	0.09%
Allowance for loan losses as a percent of loans at end of year	2.31%	1.67%	1.30%	1.20%	1.35%

MidCarolina Financial Corporation

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2010	2009	2008
Securities available for sale:
U. S. Government agencies	$10,505	$12,057	$2,533
Mortgage-backed securities	39,214	24,917	50,431
State and municipal governments	30,704	28,449	17,607
GSE CMO’s	8,693	—	—
Private label CMO’s	726	4,976	—
Other	310	320	553

Total securities available for sale	$90,152	$70,719	$71,124

MidCarolina Financial Corporation

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield
Securities available for sale:
U. S. Government agencies
Due within one year	$6,566	$6,451	1.10%
Due after one but within five years	3,024	3,075	1.90%
Due after five but within ten years	1,000	979	3.00%

	10,590	10,505	1.51%

State and municipal securities
Due within one year	—	—	—
Due after one but within five years	7,398	7,178	5.59%
Due after five but within ten years	11,638	11,474	5.38%
Due after ten years	12,768	12,052	5.78%

	31,804	30,704	5.59%

Other
Due after five but within ten years	500	310	4.03%

	500	310	4.03%

Total securities available for sale
Due within one year	6,566	6,451	1.10%
Due after one but within five years	10,422	10,253	4.48%
Due after five but within ten years	13,138	12,763	5.16%
Due after ten years	12,768	12,052	5.78%
GSE CMO’s	8,757	8,693	2.78%
Private label collateralized mortgage obligations	810	726	7.25%
Mortgage-backed securities	39,278	39,214	2.49%

	$91,739	$90,152	3.44%

Yields on tax exempt securities are stated on a federal tax equivalent basis.

MidCarolina Financial Corporation

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2010		2009		2008
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Demand deposits	$208,977	1.31%	$112,438	1.34%	$74,531	1.71%
Savings deposits	11,691	0.67%	6,663	0.30%	5,772	0.50%
Fixed maturity deposits	219,836	1.98%	312,282	2.45%	308,562	3.95%

Total interest-bearing deposits	440,504	1.62%	431,383	2.13%	388,865	3.47%

Noninterest-bearing deposits	40,545	—	43,629	—	36,925	—

Total deposits	$481,049	1.49%	$475,012	1.93%	$425,790	3.17%

MidCarolina Financial Corporation

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2010
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total

Time Deposits of $100,000 or more	$36,856	$47,635	$25,858	$48,478	$158,827

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MidCarolina Financial Corporation and Subsidiary

Burlington, North Carolina

We have audited the accompanying consolidated statements of financial condition of MidCarolina Financial Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidCarolina Financial Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, effective January 1, 2009 the Company changed its method of accounting for other-than-temporary impairment of debt securities as a result of adopting new accounting guidance.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina

March 15, 2011

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and 2009

	2010	2009
	(Amounts in thousands, except share data)

Assets
Cash and due from banks	$1,510	$1,581
Federal funds sold and interest-earning deposits	12,196	7,848
Investment securities:
Available for sale	90,152	70,719
Loans held for sale	2,958	228
Loans	399,829	438,087
Allowance for loan losses	(9,226)	(7,307)

Net loans	390,603	430,780
Investment in stock of Federal Home Loan Bank of Atlanta	2,075	2,322
Investment in life insurance	8,514	8,179
Premises and equipment, net	6,652	7,063
Other assets	16,540	12,284

Total assets	$531,200	$541,004

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$38,951	$41,655
Interest-bearing demand deposits	227,944	144,839
Savings	14,197	8,266
Time	184,781	270,260

Total deposits	465,873	465,020

Short-term borrowings	—	520
Long-term debt	23,764	33,764
Accrued expenses and other liabilities	1,139	1,515

Total liabilities	490,776	500,819

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, liquidation value of $1,000 per share, 20,000,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,927,828 shares issued and outstanding at December 31, 2010 and 2009, respectively	15,162	14,958
Retained earnings	21,418	20,805
Accumulated other comprehensive loss	(975)	(397)

Total shareholders’ equity	40,424	40,185

Total liabilities and shareholders’ equity	$531,200	$541,004

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands, except per share data)

Interest Income
Loans	$22,943	$24,160	$25,763
Investment securities:
Taxable	1,539	2,248	2,725
Tax-exempt	1,167	1,130	836
Federal funds sold and interest-earning deposits	48	21	131
Other	29	24	161

Total interest income	25,726	27,583	29,616

Interest Expense
Demand deposits	2,733	1,510	1,275
Savings deposits	78	20	29
Time deposits	4,344	7,648	12,192
Short-term borrowings	—	15	288
Long-term debt	968	1,247	1,510

Total interest expense	8,123	10,440	15,294

Net Interest Income	17,603	17,143	14,322
Provision for loan losses	6,418	4,455	1,665

Net interest income after provision for loan losses	11,185	12,688	12,657

Noninterest Income
Service charges on deposit accounts	712	910	1,152
Mortgage operations	786	800	571
Investment services	248	245	300
Increase in cash surrender value of life insurance	335	286	299
Gain on sale of available for sale investments	51	189	29
Impairment on nonmarketable investments	—	(126)	—
Total other-than-temporary impairment loss	(110)	(456)	(490)
Portion of loss recognized in other comprehensive income	81	308	—

Net impairment loss recognized in earnings	(29)	(148)	(490)
Other	556	631	359

Total noninterest income	2,659	2,787	2,220

Noninterest Expense
Salaries and employee benefits	5,261	5,626	5,387
Occupancy and equipment	1,506	1,582	1,133
Other outside services	742	374	307
Data processing	1,209	931	787
Office supplies and postage	346	341	350
Deposit and other insurance	1,253	1,280	432
Professional and other services	498	734	550
Advertising	328	338	387
Other real estate owned related costs, net	734	349	(536)
Other	1,004	726	972

Total noninterest expense	12,881	12,281	9,462

Income before income taxes	963	3,194	5,415
Provision for income tax expense (benefit)	(14)	818	1,741

Net income	977	2,376	3,674
Dividends on preferred stock	(364)	(417)	(417)

Net income available to common shareholders	$613	$1,959	$3,257

Net Income Per Common Share:
Basic	$.12	$.40	$.66

Diluted	$.12	$.40	$.66

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)

Net income	$977	$2,376	$3,674

Other comprehensive income (loss):
Securities available for sale:
Change in unrealized holding gains (losses) on available for sale securities, net of actual gains	(839)	1,485	(1,350)
Tax effect	324	(573)	521
Reclassification of impairment on private label collateralized mortgage obligations	29	148	490
Tax effect	(11)	(57)	(189)
Reclassification of gains recognized innet income	(51)	(189)	(29)
Tax effect	20	73	10
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(81)	(308)	—
Tax effect	31	119	—

Total other comprehensive income (loss)	(578)	698	(547)

Comprehensive income	$399	$3,074	$3,127

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

						Accumulated
						other	Total
	Preferred stock		Common stock		Retained	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	earnings	loss	equity
	(Amounts in thousands, except share data)
Balance at December 31, 2007	5,000	$4,819	4,618,528	$13,290	$15,378	$(337)	$33,150
Net income	—	—	—	—	3,674	—	3,674
Other comprehensive loss	—	—	—	—	—	(547)	(547)
Preferred dividends paid	—	—	—	—	(417)	—	(417)
Stock options exercised	—	—	309,300	792	—	—	792
Current income tax benefit	—	—	—	498	—	—	498
Expense recognized in connection with stock awards and stock options	—	—	—	46	—	—	46

Balance at December 31, 2008	5,000	4,819	4,927,828	14,626	18,635	(884)	37,196
Cumulative effect of accounting method change	—	—	—	—	211	(211)	—
Net income	—	—	—	—	2,376	—	2,376
Other comprehensive income	—	—	—	—	—	698	698
Preferred dividends paid	—	—	—	—	(417)	—	(417)
Expense recognized in connection with stock awards and stock options	—	—	—	332	—	—	332

Balance at December 31, 2009	5,000	4,819	4,927,828	14,958	20,805	(397)	40,185
Net income	—	—	—	—	977	—	977
Other comprehensive loss	—	—	—	—	—	(578)	(578)
Preferred dividends paid	—	—	—	—	(364)	—	(364)
Expense recognized in connection with stock awards and stock options	—	—	—	204	—	—	204

Balance at December 31, 2010	5,000	$4,819	4,927,828	$15,162	$21,418	$(975)	$40,424

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)
Operating Activities
Net income	$977	$2,376	$3,674
Depreciation and amortization	758	567	481
Provision for loan losses	6,418	4,455	1,665
Stock option expense	204	332	46
Deferred income tax benefit	(1,201)	(1,114)	(573)
Impairment of nonmarketable investments	—	126	—
Gain on sale of investment securities available for sale	(51)	(189)	(29)
Impairment of investment securities available for sale	29	148	490
Other real estate owned related costs, net	734	349	(536)
Gain on sale of loans	(786)	(800)	(571)
Origination of loans held for sale	(35,779)	(42,750)	(21,489)
Proceeds from sales of loans held for sale	33,835	43,322	22,883
Increase in cash surrender value life insurance	(335)	(286)	(299)
Changes in assets and liabilities:
Prepayment of FDIC insurance assessment	1,029	(2,654)	—
Decrease in other assets	296	124	572
Increase (decrease) in accrued expenses and other liabilities	12	(731)	(93)

Net cash provided by operating activities	6,116	3,275	6,221

Investing Activities
Purchases of investment securities available for sale	(86,008)	(44,174)	(51,091)
Maturities and calls of investment securities available for sale	5,060	8,855	25
Principal paydowns on investment securities available for sale	7,493	750	4,793
Sales of investment securities available for sale	52,901	36,162	44,570
Net (increase) decrease in loans from originations and principal repayments	25,613	(10,187)	(65,347)
(Purchase) redemption of FHLB stock	247	(353)	997
Purchases of premises and equipment	(146)	(185)	(1,065)
Improvement costs on other real estate owned	—	(134)	(16)
Proceeds from sale of other real estate owned	3,032	2,511	1,112

Net cash provided (used) by investing activities	8,192	6,755	(66,022)

Financing Activities
Net increase (decrease) in deposits	853	(2,928)	94,051
Net increase (decrease) in short-term borrowings	(520)	520	(19,000)
Proceeds from (repayment of) long-term debt	(10,000)	—	(5,000)
Non-cumulative perpetual preferred stock dividends paid	(364)	(417)	(417)
Proceeds from stock options exercised	—	—	792
Tax benefit from exercise of stock options	—	—	498

Net cash provided (used) by financing activities	(10,031)	(2,825)	70,924

Net increase (decrease) in cash and cash equivalents	4,277	(6,305)	11,123
Cash and cash equivalents, beginning of year	9,429	15,734	4,611

Cash and cash equivalents, end of year	$13,706	$9,429	$15,734

Supplemental Cash Flow Disclosure
Interest paid on deposits and borrowed funds	$8,265	$10,697	$15,305
Income taxes paid	1,096	1,621	2,349
Summary of Noncash Investing and Financing Activities
Unrealized gain (loss) on investment securities available for sale, net of tax effect	$(578)	$698	$(547)
Transfer of loans to other real estate owned	8,146	3,982	1,904

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-earning deposits. Federal regulations require institutions to set aside specified amounts of cash as reserves against transactions and time deposits. As of December 31, 2010, the daily average gross reserve requirement was $139,000. Due from bank balances are maintained in other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may from time to time have longer terms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Loans and Interest Income

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their unpaid principal balances, less unearned income and net of any deferred loan origination fees and costs. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest income is recorded as earned on an accrual basis. The Company discontinues the recognition of interest income when, in the opinion of management, collection of such interest is doubtful. It is the general policy of the Company to discontinue the accrual of interest on loans, including loans impaired when principal or interest payments are contractually delinquent 90 days or more. Any unpaid amounts previously accrued on these loans are reversed from income. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, in management’s judgment, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as troubled debt restructurings (TDRs) are considered impaired. Loans identified as substandard or doubtful as a result of the loan review process are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The Company’s allowance for possible loan losses consists of three elements: (i) specific valuation allowance determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general conditions and other qualitative risk factors both internal and external to the Company.

The general reserves are determined by applying loss percentages to the portfolio that are based on recent historical loss experience and management’s evaluation and “risk grading” of the loan portfolio. The historical loss experience is a weighted average calculation using a rolling 12-quarters worth of net charge-offs and weighted to the most recent quarter using the sum of the year’s digits. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2010 and 2009, the balance of FHLB stock held by the Company was $2.1 million and $2.3 million, respectively. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2010.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in future years. These temporary differences are multiplied by the enacted income tax rate expected to be in effect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Accumulated other comprehensive income (loss) at December 31, 2010 and 2009 consists of the following:

	2010	2009
	(Amounts in thousands)

Unrealized holding losses - securities available for sale	$(1,587)	$(645)
Deferred income taxes	612	248

Net unrealized holding losses - securities available for sale	(975)	(397)

Total other accumulated other comprehensive loss	$(975)	$(397)

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

The Company awarded 99,500 options in 2009 and recognized stock compensation expense of $332,000. No stock options were exercised during 2009 or 2010. Cash flows provided by financing activities from the exercise of stock options amounted to $1.3 million for the year ended December 31, 2008. There were no cash flows provided by financing activities from the exercise of stock options for the years ended December 31, 2010 and 2009.

Net Income Per Common Share

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for all applicable declared stock splits effected in the form of stock dividends. Diluted net income per share reflect additional shares of common stock that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Stock options that have exercise prices greater than the average market price of the common shares are considered antidilutive. At December 31, 2010, 2009 and 2008 there were 371,504, 269,774 and 148,228 antidilutive options respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Basic and diluted net income per share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2010	2009	2008

Weighted average number of common shares used in computing basic net income per share	4,927,828	4,927,828	4,915,350

Effect of dilutive stock options	—	2,482	1,526

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,927,828	4,930,310	4,916,876

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

Reclassification

There were no reclassifications made to prior period amounts in order to conform to reclassifications used in 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, which was subsequently codified by the FASB under ASC Topic 860 (“Topic 860”). Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, Topic 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 as codified under ASC Topic 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was subsequently codified by the FASB as ASC Topic 810 (“Topic 810-10”). Topic 810 amends FASB Interpretation No. 46(R), Variable Interest Entities, for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under Topic 810, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Topic 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Topic 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 as codified under ASC Topic 810 is effective as of the beginning of fiscal years beginning after November 15, 2009, and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements Disclosures, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has included the required disclosures within the consolidated financial statements

In July 2010, the FASB issued Accounting Standards Update No 2010-20, Receivables (“ASC 310-30”): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. These disclosures have been included in year-end 2010 reporting as applicable.

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

Note C - Investment Securities

The following is a summary of investment securities by major classification at December 31, 2010 and 2009:

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$10,590	$45	$130	$10,505
Mortgage-backed securities	39,278	299	363	39,214
GSE CMO’s	8,757	29	93	8,693
Private label CMO’s	810	—	84	726
State and municipal	31,804	72	1,172	30,704
Subordinated debentures	500	—	190	310

Total	$91,739	$446	$2,032	$90,152

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$12,113	$13	$69	$12,057
Mortgage-backed securities	23,690	1,246	19	24,917
Private label CMO’s	5,683	6	713	4,976
State and municipal	29,379	191	1,121	28,449
Subordinated debentures	500	—	180	320

Total	$71,365	$1,456	$2,102	$70,719

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

	2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$7,434	$130	$—	$—	$7,434	$130
Mortgage-backed securities	17,236	363	—	—	17,236	363
GSE CMO’s	4,031	93	—	—	4,031	93
Private label CMO’s	—	—	—	—	—	—
State and municipal	23,177	811	2,415	361	25,592	1,172
Subordinated debentures	—	—	310	190	310	190

Total temporarily impaired securities	$51,878	$1,397	$2,725	$551	$54,603	$1,948

Other than temporary impairment Private label CMO’s	$—	$—	$726	$84	$726	$84

Total other than temporarily impaired securities	$—	$—	$726	$84	$726	$84

	2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$7,095	$69	$—	$—	$7,095	$69
Mortgage-backed securities	2,039	19	—	—	2,039	19
Private label CMO’s	—	—	2,295	405	2,295	405
State and municipal	9,042	273	7,384	848	16,426	1,121
Subordinated debentures	—	—	320	180	320	180

Total temporarily impaired securities	$18,176	$361	$9,999	$1,433	$28,175	$1,794

Other than temporary impairment Private label CMO’s	$1,051	$153	$729	$155	$1,780	$308

Total other than temporarily impaired securities	$1,051	$153	$729	$155	$1,780	$308

The Company had 54 securities with gross unrealized losses at December 31, 2010. These securities include four U.S. government agency bonds, nine mortgage-backed securities, three government sponsored enterprise collateralized mortgage obligations, one private label collateralized mortgage obligation, 36 state and municipal securities and one subordinated debenture. The government sponsored enterprise collateralized mortgage obligations were comprised of GNMA issues. Management feels that the unrealized loss is attributable to a limited market for trading these types of securities and the interest rate spreads. None of the unrealized losses identified on temporarily impaired securities as of December 31, 2010 or 2009 relate to the issuer’s ability to honor redemption obligations or the marketability of the securities. The bond ratings of the municipal securities include two AAA rated bonds, twenty-nine AA rated bonds and five A rated bonds. No municipal securities have a rating below A. The municipal securities portfolio is geographically diversified. It is not more likely than not that these securities will have to be sold prior to recovery.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The aggregate amortized cost and fair value of debt securities at December 31, 2010, by remaining contractual maturity, are shown below. Actual expected maturities for may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)

U.S. agency securities:
Due in 1 year or less	$6,566	$6,451
Due in 1 year through 5 years	3,024	3,075
Due after 5 years through 10 years	1,000	979
Due after 10 years	—	—
State and municipal securities:
Due in 1 year or less	—	—
Due in 1 year through 5 years	7,398	7,178
Due after 5 years through 10 years	11,638	11,474
Due after 10 years	12,768	12,052
Subordinated debentures:
Due after 5 years through 10 years	500	310
Other equity securities	—	—
Government service enterprise CMO’s	8,757	8,693
Private label CMO’s	810	726
Mortgage-backed securities	39,278	39,214

Total	$91,739	$90,152

Proceeds from sales of investment securities available for sale amounted to $52.9 million, $36.2 million and $44.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Aggregate gross realized gains from the sales of investment securities available for sale amounted to $954,000, $406,000 and $29,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Gross realized losses from the sale of investment securities available for sale amounted to $903,000, $217,000, and $0 for the years ended December 31, 2010, 2009 and 2008. Realized losses from the impairment of private label mortgage backed securities amounted to $29,000 for the year ended December 31, 2010, $148,000 for the year ended December 31 2009 and $490,000 for the year ended December 31, 2008, resulting from increased default rates on underlying collateral payments and credit rating deterioration.

Debt securities were divided into two groups, those rated investment grade by at least one nationally-recognized rating agency and those rated below investment grade by all nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at December 31, 2010 and December 31, 2009.

At December 31, 2010 approximately $1.3 million (based on amortized cost before impairment charges) of our taxable portfolio, (consisting of one private label mortgage-backed security and one subordinated debenture) was rated below investment grade by all nationally-recognized rating agencies. At December 31, 2010, the aggregate unrealized loss on the private label mortgage-backed security and subordinated debenture totaled $274,000 before recognition of any other-than-temporary impairment charges. Impairment of securities rated below investment grade were evaluated to determine if we expect to recover the entire amortized cost basis of the security. This evaluation for the private label CMO was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure. The evaluation of the subordinated debentures was based on an analysis of the issuer’s financial statements, debt service reserves, past debt service performance as well as other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The primary assumptions used in this evaluation were:

Prepayments – starting with current refinancing and payoff prepayment vector statistics based on information derived from the trustee. The bond’s prepayment vector (VPR) anticipates 6 VPR for 2 months and then returns to historical norms of 4 VPR to maturity.

Default rate – The model takes the consumer default rate from the mortgage backed bond’s 2 month average default rate from 5.4% and ramps it up to 17.5% over the next 12 months, where it remains for another 12 months and down to 4.0% through maturity.

Loss severity – Recoveries on liquidation collateral for this bond have been relatively high for Alternative A collateral in the current economic environment, most likely due to the low initial loan-to-value and geographic diversity in this deal. During the past two quarters severity was 37%, therefore, estimated foreclosure rate assumptions are 35% over the life of the instrument. Loss severity includes estimated holding and disposal expenses.

Discount rates – estimated cash flows were discounted at 6.00% based on our purchase yield of the private label CMO analyzed.

The evaluation uses an adjusted loan to value ratio as part of our evaluation of whether the unrealized losses on this security are temporary or other-than-temporary. The adjusted loan to value ratio is based on the original loan to value ratio inherent in the security, adjusted for changes in housing prices, prepayment speeds, default rates and credit enhancements. A higher adjusted loan to value ratio indicates a greater likelihood that projected cash flows may result in losses. A shortfall between our current amortized cost and the present value of expected cash flows we are likely to collect, based on all available information, is referred to as the credit loss, which is the amount recognized in net income.

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

Based on our evaluation, one security was identified with other-than-temporary impairment at December 31, 2010. For the year-ended December 31, 2010 total other than temporary impairment losses totaled $110,000 and of this amount estimated credit losses totaled $29,000 on this security, which was charged against earnings. For the year-ended December 31, 2009 total other than temporary impairment losses totaled $456,000 and of this amount estimated credit losses totaled $148,000 on this security, which was charged against earnings. The difference between total unrealized losses and estimated credit losses on these securities was charged against accumulated other comprehensive income, net of deferred taxes.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Twelve Months Ended December 31,
	2010	2009
	(Amounts in thousands)	(Amounts in thousands)

Balance of credit losses on debt securities at the beginning of the period	$148	$—

Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	29	148

Balance of credit losses on debt securities at the end of the current period	$177	$148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

At December 31, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $2.2 million. On May 11, 2010, the FHLB announced that it would pay a dividend for the first quarter of 2010. On June 30, 2010, the FHLB also announced its intentions of repurchasing up to $300 million of its stockholders’ capital that its “members” owned in excess of amounts the members are required to own. This repurchase was transacted on July 15, 2010. On July 29, 2010, the FHLB announced that it would pay a dividend for the second quarter of 2010. On October 29, 2010, the FHLB announced that it would pay a dividend for the third quarter of 2010. The FHLB also announced on October 29, 2010 its intentions of repurchasing up to $300 million of its stockholders’ capital that its “members” owned in excess of amounts the members are required to own. This repurchase did take place on November 15, 2010. Given this, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2010. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of the FHLB stock held by the Company.

Investment securities with amortized cost of $25.0 million and fair value of $24.7 million at December 31, 2010 were pledged to secure both financing from the FHLB and for public monies on deposit as required by law.

Note D - Loans

Following is a summary of loans at December 31, 2010 and 2009:

	2010	2009
	(Amounts in thousands)
Real estate:
Construction loans	$43,934	$67,635
Commercial mortgage loans	173,275	174,926
Home equity lines of credit	43,611	44,627
Residential mortgage loans	72,370	81,377

Total real estate loans	333,190	368,565

Commercial and industrial loans	61,230	64,173
Loans to individuals for household, family and other personal expenditures	5,398	5,383
Unamortized net deferred loan origination (fees) costs	11	(34)

Total loans	$399,829	$438,087

The recorded investment in loans on nonaccrual status was $7.5 million and $7.3 million as of December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the recorded investment in loans considered impaired totaled $20.2 million and $11.0 million, respectively. Impaired loans of $6.7 million and $8.2 million at December 31, 2010 and 2009 had corresponding valuation allowances of $695,000 and $1.2 million, respectively. At December 31, 2010, $4.6 million of the $20.2 million of impaired loans was attributed to twelve troubled debt restructurings (TDRs) and represented $273,000 of the $695,000 valuation allowance. Eight of the twelve TDRs are accruing interest as of December 31, 2010. At December 31, 2009, $2.6 million of the $11.0 million of impaired loans was attributed to two troubled debt restructurings (TDRs) and represented $597,000 of the $1.2 valuation allowance. The two TDRs are accruing interest as of December 31, 2009. Impaired loans of $13.4 million and $2.8 million at December 31, 2010 and 2009 had no valuation allowances. For the years ended December 31, 2010, 2009 and 2008, the average recorded investment in impaired loans was approximately $23.1 million, $5.7 million and $2.9 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was $1.0 million for 2010 and was not material for 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrowers’ ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of the funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate and commercial mortgage loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in real estate markets or the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2010, approximately 22.1% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Corporation may originate from time to time, the Company generally requires the borrower to have an existing relationship with Company and have a proven record of success. Commercial and Residential Construction loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with the repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Most residential mortgage loans originated by the Company are sold into the secondary market adhering to secondary market underwriting requirements. However, residential mortgage loans retained in-house are underwritten with a bias toward first liens against the borrowers’ primary residence, generally located in the Company’s target market area. In-house residential mortgages must meet loan-to-value appraisal and debt ratio guidelines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The Company originates consumer loans utilizing a computer based credit score analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimize risk. Additionally, trend and outlook reports are viewed by management on a regular basis.

Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 90%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

The Company maintains an independent loan review function that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process compliments and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credit. Most of the Company’s lending activity occurs within the counties of Alamance and Guilford counties in the state of North Carolina as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2010 and 2009, there was no concentration of loans related to any single industry in excess of 11% of total loans.

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

Balance at December 31, 2009	$9,659
New loans	3,190
Principal repayments	(2,694)

Balance at December 31, 2010	$10,155

As a matter of policy, these loans and credit lines are approved by the Bank’s Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectability.

Non-Accrual and Past Due Loans. The following past due and nonaccrual policy applies to all classes of loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all principal and interest amounts contractually are brought current and future payments are reasonably assured.

Charge-off of Uncollectible Loans. When any loan or portion thereof becomes uncollectible, the loan will be charged down or charged off against the allowance for loan and lease losses. Residential mortgages are charged-off or written down to fair value when the loan has been foreclosed and the balance exceeds the market value of the collateral. Home equity lines of credit are either charged-off or written down to fair value, when determined that there is not sufficient equity in the loan to cover the Company’s exposure. Loans in any portfolio may be charged-off prior to the policies described above when a loss confirming event occurred, such as bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating collateral deficiency for an asset serving as sole source of repayment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Age Analysis of Past Due Loans

As of December 31, 2010 (in thousands)

	30- 89 Days Past Due	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Loans:
Commercial construction loans	$195	$—	$195	$9,214	$9,409	$—
Commercial mortgage loans	362	4,868	5,230	168,045	173,275	—
Commercial and industrial loans	311	99	410	60,820	61,230	—
Residential construction loans	—	3,383	3,383	31,142	34,525	—
Residential mortgage loans	807	455	1,262	71,119	72,381	—
Consumer loans	184	53	237	5,161	5,398	—
Home equity lines of credit	33	221	254	43,357	43,611	—

Total	$1,892	$9,079	$10,971	$388,858	$399,829	$—

(1)	As the Company has no loans past due 90 or more days and still accruing, this category only includes non-accrual loans.

Impaired Loans. The following impaired loan policy applies to all classes of loans. Impaired loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectable. Year-end impaired loans are set forth in the following table.

For the twelve months ended December 31, 2010 (in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial construction loans	$—	$—	$—	$—	$
Commercial mortgage Loans	6,382	6,382	—	7,332		289
Commercial and industrial loans	3,365	3,365	—	4,549		144
Residential construction loans	3,013	3,013	—	3,635		172
Residential mortgage Loans	362	362	—	402		26
Consumer Loans	75	75	—	69		5
Home equity lines of credit	223	223	—	446		20

Subtotal	13,420	13,420	—	16,433		656

With a related allowance recorded:
Commercial construction Loans	—	—	—	—		—
Commercial mortgage loans	1,907	1,907	352	1,796		92
Commercial and Industrial Loans	1,640	1,640	40	1,784		98
Residential construction loans	2,032	2,032	253	2,038		100
Residential mortgage loans	1,152	1,152	46	1,059		72
Consumer Loans	7	7	4	—		—
Home Equity Lines of credit	—	—	—	—		—

Subtotal	6,738	6,738	695	6,677		362

Totals
Commercial construction loans	—	—	—	—		—
Commercial mortgage loans	8,289	8,289	352	9,129		381
Commercial and Industrial Loans	5,005	5,005	40	6,333		242
Residential construction loans	5,045	5,045	253	5,673		272
Residential mortgage loans	1,514	1,514	46	1,461		98
Consumer loans	82	82	4	69		5
Home equity lines of credit	223	223	—	445		20

Grand total	$20,158	$20,158	$695	$23,110		$1,018

Of the $13.4 million of impaired loans with no related allowance recorded, $7.0 million is recorded at fair value after previous recognition of $2.1 million of charge-offs prior to year-end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted –average risk grade commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the state of North Carolina.

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 grades is as follows:

•

Grade 1 – Virtually no risk – Credits in this grade are virtually risk-free. Credits are secured by assignment of certificates of deposits issued by the Company, US Treasury notes or properly margined, readily marketable securities. Positive control must be maintained by the Company. The repayment program is well-defined and achievable and repayment sources numerous.

•

Grade 2 – Minimal credit risk – This grade is reserved for new and existing loans where the borrower has documented significant overall financial strength. A liquid financial statement with substantial liquid assets, particularly relative to the debts. Borrowers are required to show excellent sources of repayment, with no significant identifiable risk of collection.

•

Grade 3 – Average credit risk – These loans have excellent sources of repayment, with no significant identifiable risk of collection. The borrowers have documented historical cash flow that meets or exceeds required minimum Company’s guidelines. The borrower must have adequate secondary sources to liquidate the debt, or liquidation value for the net worth of the borrower or guarantor.

•	Grade 4 – Average credit risk – These loans have adequate sources of repayment, with little identifiable risk of collection.

•

Grade 5 – Above average credit risk – These loans show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss.

•

Grade 6 – Special mention – These loans have clearly defined weaknesses in primary source of repayment that, if not corrected, could cause a loss to the Company. The loans constitute an undue and unwarranted credit risk to the Company, but are not considered so severe as to meet the definition of Substandard.

•

Grade 7 – Substandard – This grade includes loans that are inadequately protected by the current net worth and paying capacity of the obligator or of the collateral pledged. The loans have well defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•

Grade 8 – Doubtful – This category has the weaknesses inherent in substandard loans and the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. The loans are not yet graded as loss because certain events may occur that could salvage the outstanding debt such as the injection of capital, alternative financing is obtained, or the pledging of additional collateral. Doubtful is a temporary grade where loss is anticipated but is not quantified with any degree of accuracy.

•

Grade 9 – Loss – These loans are considered uncollectable and of such little value that their continuance as a bankable asset is not warranted. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

Code	Commercial Construction	Commercial Mortgage	Commercial and Industrial
Virtually no credit risk	$—	$—	$692
Minimal credit risk	—	—	983
Good credit risk	—	11,364	9,808
Acceptable credit risk	2,061	94,969	30,997
Above average credit risk	3,954	43,906	13,857
Special mention	1,567	12,911	3,443
Substandard	1,827	10,125	1,450
Doubtful	—	—	—
Loss	—	—	—

	$9,409	$173,275	$61,230

Consumer Credit Exposure

Credit Risk Profile by Creditworthiness Category

Grade	Residential Construction	Residential Mortgage	Consumer	Home Equity Lines of Credit

Virtually no credit risk	$—	$—	$—	$—
Minimal credit risk	—	639	70	26
Good credit risk	967	708	207	444
Acceptable credit risk	6,300	43,131	4,800	40,660
Above average credit risk	12,644	21,407	294	1,886
Special mention	8,575	4,496	26	456
Substandard	6,039	1,989	1	139
Doubtful	—	—	—	—
Loss	—	—	—	—

	$34,525	$72,370	$5,398	$43,611

Consumer and Commercial Credit Exposure

Credit Risk Profile Based on Payment History

Status	Construction	Commercial Mortgage	Home Equity Lines of Credit	Residential Mortgage	Commercial and Industrial	Consumer

Performing	$40,551	$168,407	$43,390	$71,915	$61,131	$5,345
Nonperforming	3,383	4,868	221	455	99	53

	$43,934	$173,275	$43,611	$72,370	$61,230	$5,398

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Note E - Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The corporation’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, resent economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for possible loan losses consists of three elements: (i) specific valuation allowance determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general conditions and other qualitative risk factors both internal and external to the Company.

The allowance established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things; (i) obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 7 or higher a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based on the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similar risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating among other things; (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks: and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.

Included in the general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirement.

An analysis of activity in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 follows:

	2010	2009	2008
	(Amounts in thousands)
Balance at beginning of year	$7,307	$5,632	$4,462
Provision for loan losses	6,418	4,455	1,665

Charge-offs	(4,810)	(3,025)	(533)
Recoveries	311	245	38

Net charge-offs	(4,499)	(2,780)	(495)

Balance at end of year	$9,226	$7,307	$5,632

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Allowance for Loan Losses and Recorded Investment in Loans

For the Twelve Months Ended December 31, 2010 (in thousands)

	Real Estate
	Construction Loans	Commercial Mortgage Loans	Home Equity Lines of Credit	Residential Mortgage Loans	Commercial and Industrial Loans	Consumer Loans	Total
Allowance for loan losses
Beginning balance	$1,127	$2,918	$744	$1,358	$1,071	$89	$7,307
Charge-offs	2,388	965	319	462	611	65	4,810
Recoveries	131	2	—	25	103	50	311
Provision	3,209	1,284	385	642	834	64	6,418

Ending balance	$2,079	$3,239	$810	$1,563	$1,397	$138	$9,226

Portion of ending balance:
Individually evaluated for impairment	$253	$352	$—	$46	$40	$4	$695
Collectively evaluated for impairment	1,826	2,887	810	1,517	1,357	134	8,531

Total loans evaluated for impairment	$2,079	$3,239	$810	$1,563	$1,397	$138	$9,226

Loans
Ending balance	$43,934	$173,275	$43,611	$72,381	$61,230	$5,398	$399,829

Portion of ending balance:
Individually evaluated for impairment	$5,045	$8,289	$223	$1,514	5,005	$82	$20,158
Collectively evaluated for impairment	38,889	164,986	43,388	70,867	56,225	5,316	379,671

Total loans evaluated for impairment	$43,934	$173,275	$43,611	$72,381	$61,230	$5,398	$399,829

Note F - Premises and Equipment

The following is a summary of premises and equipment:

	2010	2009
	(Amounts in thousands)
Land	$1,864	$1,864
Buildings and leasehold improvements	5,458	5,458
Furniture and equipment	2,485	2,338

	9,807	9,660

Less accumulated depreciation	3,155	(2,597)

Total	$6,652	$7,063

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $557,000, $577,000 and $444,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Note G - Time Deposits

Time deposits in denominations of $100,000 or more were $158.8 million and $227.9 million at December 31, 2010 and 2009, respectively. Interest expense on such deposits aggregated approximately $3.9 million and $6.6 million in 2010 and 2009, respectively. Related party deposits totaled $5.5 million at December 31, 2010 and $8.0 million at December 31, 2009. Time deposits in denominations of $100,000 or more, maturing subsequent to December 31, 2010 are as follows (amounts in thousands):

2011	$110,349
2012	39,138
2013	5,340
2014	4,000

$158,827

Note H - Leases

As of December 31, 2010, the Company leases office space under non-cancelable operating leases. Future minimum lease payments required under the leases are as follows (amounts in thousands):

Year Ending December 31,
2011	$417
2012	408
2013	400
2014	364
2015	364
Thereafter	987

$2,940

The leases contain options for renewals after the expiration of the current lease terms. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $430,000, $387,000 and $189,000, respectively.

Note I - Borrowings

Short-term borrowings

The Company has remaining credit availability totaling approximately $150.5 million from the FHLB, with no short term outstanding balances at December 31, 2010 or December 31, 2009. The Company also has credit availability totaling approximately $50.5 million from the Federal Reserve Bank (“FRB”), with no short term outstanding balances at December 31, 2010 or December 31, 2009. Any outstanding borrowings held by the Bank are appropriately collateralized. The Company had no short-term balances outstanding at December 31, 2010. The Company had $520,000 short-term borrowings at the daily rate of 0.25% with Pacific Coast Bankers Bank at December 31, 2009. The balance was outstanding for one day.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Maturity	Fixed Interest Rate	2010	2009
		(Amounts in thousands)

March 17, 2010	5.92%	$—	$1,500
March 17, 2010	5.71%	—	2,500
September 21, 2010	3.98%	—	6,000
February 28, 2011	2.37%	5,000	5,000
November 30, 2017	2.98%	10,000	10,000

		$15,000	$25,000

At December 31, 2010 and 2009, the weighted average interest rates on the above advances were 2.78% and 3.54%, respectively. The above borrowings have been classified as long-term debt in the balance sheet.

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

A description of the Junior Subordinated debentures outstanding payable to the trusts is as follows:

				(Amounts in thousands)
	Date of	Interest	Maturity	Principal Amount
Issuing Entity	Issuance	Rate	Date	2010	2009

MidCarolina I	10/29/2002	Libor plus	11/07/2032	$5,155	$5,155
		3.45%

MidCarolina Trust II	12/03/2003	Libor plus	10/07/2033	3,609	3,609

		2.90%
				$8,764	$8,764

The Company is able to repay the debt five years after the issuance date.

Note J - Income Taxes

The significant components of the provision for income taxes are as follows for the years ended December 31:

	2010	2009	2008
	(Amounts in thousands)
Current tax provision:
Federal	$905	$1,521	$1,836
State	282	411	478

	1,187	1,932	2,314

Deferred tax provision (benefit):
Federal	(989)	(927)	(458)
State	(212)	(187)	(115)

	(1,201)	(1,114)	(573)

Net provision for income taxes	$(14)	$818	$1,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

A reconciliation of expected income taxes at the statutory federal income tax rate of 34% with the recorded provision for income taxes follows:

	2010	2009	2008
	(Amounts in thousands)

Income tax at statutory rate	$327	$1,086	$1,841

Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	46	148	240
Income from bank-owned life insurance	(114)	(97)	(102)
Nontaxable interest	(366)	(349)	(246)
Other	92	30	7

Provision for income taxes	$(14)	$818	$1,741

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) at December 31 were are follows:

	2010	2009
	(Amounts in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$3,495	$2,709
Deferred compensation	575	496
Impairment of investment securities	125	114
Write-downs of other real estate owned	272	114
Nonqualified stock options	175	108
Other	45	37
Unrealized holding losses on investment securities available for sale	612	248

Total deferred tax assets	5,299	3,826

Deferred tax liabilities relating to:
Property and equipment	(61)	(127)
Deferred loan fees	(137)	(163)

Total deferred tax liabilities	(198)	(290)

Net recorded deferred tax asset	$5,101	$3,536

It is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during the year. The Bank’s federal and state income tax returns are subject to examination for fiscal years ending on or after December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Note K - Noncumulative Perpetual Preferred Stock

On August 15, 2005, the Company issued $4.8 million of noncumulative, perpetual preferred stock, with no par value and liquidation preference of $1,000. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays noncumulative dividends quarterly at a fixed rate of 8.432% through August 15, 2010 and then floats, based upon the London Interbank Offered Rate (“LIBOR”) plus 3.75%. Liquidation is restricted for the first five years. Beginning on August 15, 2010 the preferred stock is callable based upon the following table:

Redemption During the 12-Month Period Beginning August 15	Percentage of Principal Amount

2010	105.0%
2011	104.5
2012	104.0
2013	103.5
2014	103.0
2015	102.5
2016	102.0
2017	101.5
2018	101.0
2019	100.5
2020	100.0

Note L - Savings Plan

The Company maintains a contributory savings plan under Section 401(k) of the Internal Revenue Code covering all employees who have completed three months of service and are at least eighteen years of age. Under the plan, employee contributions are matched by the Company in an amount equal to 100% of the first 6% of compensation contributed by the employee. Total savings plan expense for the years ended December 31, 2010, 2009 and 2008 was $107,000, $114,000 and $223,000, respectively.

Note M - Stock Options

During 2008, the Board of Directors and shareholders of the Bank approved a Non-Qualified Stock Option Plan for certain original directors of the Bank and 250,000 shares of authorized and unissued stock were reserved for award.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

A summary of the Company’s stock option activity and related information for the year ended December 31, 2010:

	Outstanding Options		Exercisable Options
	Number shares	Average Exercise Price	Number shares	Aggregate Exercise Price

At December 31, 2009	395,429	$8.59	308,790	$8.70
Options granted/vested	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	23,925	6.97	—	—

Outstanding at December 31, 2010	371,504	$8.70	308,790	$8.82

	Number of shares	Weighted Average Grant Date Fair Value

Non vested shares at December 31, 2009	86,657	$8.22
Options vested	1,496	8.82
Options exercised	—	—
Options forfeited	23,925	6.97

Non vested shares at December 31, 2010	61,236	$8.08

The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2010 and 2009 is 6.14 years and 6.93 years, respectively.

The estimated per share fair value of options granted together with the assumptions used in estimating these fair values, are displayed below:

	2010	2009	2008

Estimated fair value of options granted	$—	$2.87	$3.16

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the year ended December 31, 2009 and 2008.

The estimated average per share fair value of options granted, using the Black-Scholes methodology, together with the assumptions used in estimating those fair values, are displayed below.

	2009	2008
Assumptions in estimating option values:
Risk-free rate	2.40%	3.22%
Dividend yield	0%	0%
Volatility	30.13%	29.26%
Expected life	8.0 years	6.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

For the years ended December 31, 2010, 2009 and 2008, the intrinsic value of options exercised was approximately:

2010	2009	2008

$—	$—	$2.6 million

There were no options exercised during 2010 or 2009. Cash received from options exercised under all share-based payment arrangements for year ended December 31, 2008 was approximately $792,000. The actual tax benefit in shareholders equity realized for the tax deduction from option exercise in the share-based payment arrangements totaled $498,000 for the year ended December 31, 2008.

The unrecognized compensation expense for outstanding options at December 31, 2010 was $588,000 which will be recognized over the service period to vesting of each award.

Note N - Officers’ Deferred Compensation

In 2002, the Company implemented a non-qualifying deferred compensation plan for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to offset the cost of benefit payments. Benefits for each officer participating in the plan will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies while employed at the Bank. Provisions of $205,000 in 2010, $192,000 in 2009 and $180,000 in 2008 were expensed for future benefits to be provided under this plan. The total liability under this plan was $ 1.3 million at December 31, 2009 and $1.1 million at December 31, 2008, and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

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

A summary of the Company’s commitments and contingent liabilities at December 31, 2010 is as follows (amounts in thousands):

2010
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	$54,378
Commitments to sell loans held for sale	2,958
Financial standby letters of credit, net	2,138

Commitments to originate new loans or extend credit and letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Company’s credit policies and procedures for credit commitments are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not incurred any losses on its commitments in 2010, 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Note Q - Shareholders’ Equity

Regulatory Matters

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

During October 2010, the Company’s Board of Directors entered into a separate Memorandum of Understanding with the Federal Reserve Bank of Richmond (the “FRB”) under which the Company may not receive dividends from the Bank, pay dividends on the Company’s common or preferred stock or payments on its trust preferred securities, incur additional debt, or redeem any outstanding stock, without prior regulatory approval.

As a North Carolina banking corporation, the Bank may pay cash dividends to the Company only out of undivided profits as determined pursuant to North Carolina banking laws. However, regulatory authorities may limit payment of dividends when it is determined that such a limitation is in the public interest and is necessary to ensure a bank’s financial soundness.

The Bank is subject to the capital requirements of the FDIC. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be “well-capitalized,” the FDIC requires ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total shareholders’ equity calculated in accordance with accounting principles generally accepted in the United States of America less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier I capital to quarterly average total assets of 4% and a ratio of 5% to be “well-capitalized.”

As of December 31, 2010 and 2009, the Bank’s capital ratios exceeded levels deemed “well-capitalized” under the regulatory framework for prompt corrective action. There are no events or conditions since the notification that management believes have changed the Bank’s category. However, the Bank is subject to discretionary actions by regulators. Currently the Company may not receive dividends from the Bank, pay dividends on the Company’s common or preferred stock or payments on its trust preferred securities, incur additional debt, or redeem any outstanding stock, without prior regulatory approval.

	For the Bank		Minimum Requirements
	Capital Amount	Capital Ratio	For Capital Adequacy	To Be Well Capitalized
	(Dollars in thousands)
As of December 31, 2010
Tier I capital (to risk-weighted assets)	$49,321	11.77%	4.00%	6.00%
Total capital - Tier II capital (to risk-weighted assets)	54,609	13.03%	8.00%	10.00%
Leverage - Tier I capital (to average assets)	49,321	9.03%	4.00%	5.00%

As of December 31, 2009
Tier I capital (to risk-weighted assets)	$48,436	10.54%	4.00%	6.00%
Total capital - Tier II capital (to risk-weighted assets)	54,197	11.80%	8.00%	10.00%
Leverage - Tier I capital (to average assets)	48,436	8.67%	4.00%	5.00%

The Company is also subject to these capital requirements except for the prompt corrective action requirements of the FDIC.

Note R - Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, requires a company to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 8% were subtracted to reflect the illiquid and distressed conditions at December 31, 2010 and 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of December 31, 2010
Financial assets:
Cash and cash equivalents	$13,706	$13,706
Investment securities available for sale	90,152	90,152
Loans held for sale	2,958	2,958
Loans, net	390,603	367,483
Federal Home Loan Bank stock	2,075	2,075
Investment in life insurance	8,514	8,514
Accrued interest receivable	1,801	1,801
Financial liabilities:
Deposits	$465,873	$461,447
Short-term borrowings	—	—
Long-term debt	23,764	24,124
Accrued interest payable	279	279

As of December 31, 2009
Financial assets:
Cash and cash equivalents	$9,429	$9,429
Investment securities available for sale	70,719	70,719
Loans held for sale	228	228
Loans, net	430,780	402,646
Federal Home Loan Bank stock	2,322	2,322
Investment in life insurance	8,179	8,179
Accrued interest receivable	2,150	2,150
Financial liabilities:
Deposits	$465,020	$462,740
Short-term borrowings	520	520
Long-term debt	33,674	34,684
Accrued interest payable	485	485

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Note S - FAIR VALUE MEASUREMENTS

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures impairment on an individual basis. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2010, the Bank identified $20.2 million in impaired loans. Of these impaired loans, $9.1 million required a specific reserve of $2.1 million, which was charged off prior to year-end resulting in a net fair value of $7.0 million, in addition to $6.7 million in impaired loans maintaining a specific reserve of $695,000 at year-end, for a net fair value of impaired loans of $13.0 million. As of December 31, 2009, the Bank identified $11.0 million in impaired loans. Of these impaired loans, $8.2 million were identified to have impairment of $1.2 million for a net fair value of $7.0 million. The determination of impairment was based on the estimated fair market value of collateral for each loan determined through the use of appraisals and subjected to further discounts by management, which is considered to be a Level 3 input.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3.

There were no transfers between Level 1 and Level 2 for the year-ended December 31, 2010. The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2010 (Dollars in thousands):

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities:
U.S. Agency securities	$10,505	$—	$10,505	$—
Mortgage backed securities	39,214	—	39,214	—
Government enterprise CMO’s	8,693	—	8,693	—
Private label CMO’s	726	—	726	—
State and municipal securities	30,704	—	30,704	—
Subordinated debenture	310	—	—	310

	90,152	—	89,842	310

Impaired loans	13,037	—	—	13,037
Other real estate owned	7,244	—	—	7,244

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2009 (Dollars in thousands):

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities:
U.S. Agency securities	$12,057	$—	$12,057	$—
Mortgage backed securities	24,917	—	24,917	—
Private label CMO’s	4,976	—	4,976	—
State and municipal securities	28,449	—	28,449	—
Subordinated debenture	320	—	—	320

	70,719	—	70,399	320

Impaired loans	7,042	—	—	7,042
Other real estate owned	2,876	—	—	2,876

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The table below presents reconciliation for the period of December 31, 2009 to December 31, 2010 for all Level 3 assets that are measured at fair value on a recurring basis. At December 31, 2009, $2.3 million of securities were transferred from Level 3 to Level 2 resulting from enhanced measurement capabilities of third party valuations.

Available-for-sale securities
(Dollars in thousands)

Beginning Balance December 31, 2009	$320
Total realized and unrealized gains or losses:
Included in earnings	—
Included in other comprehensive income	(10)
Purchases, issuances and settlements	—
Transfers in (out) of Level 3	—

Ending Balance December 31, 2010	$310

Note T - Parent Company Financial Data

The Company’s condensed statement of financial condition as of December 31, 2010 and 2009, and its related condensed statements of operations and cash flows for the three year period ended December 31, 2010, are as follows:

Condensed Statement of Financial Condition

December 31, 2010 and 2009

(Amounts in thousands)

	2010	2009
Assets:
Cash in banks	$446	$—
Investment in subsidiaries	48,610	48,302
Other assets	186	698

Total assets	$49,242	$49,000

Liabilities and Shareholders’ Equity:
Liabilities:
Junior subordinated debentures	$8,764	$8,764
Other liabilities	54	51

Total liabilities	8,818	8,815

Shareholders’ Equity:
Preferred stock	4,819	4,819
Common stock	15,162	14,958
Retained earnings	21,418	20,805
Accumulated other comprehensive loss	(975)	(397)

Total shareholders’ equity	40,424	40,185

Total liabilities and shareholders’ equity	$49,242	$49,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Condensed Statements of Operations

Years ended December 31, 2010, 2009 and 2008

(Amounts in thousands)

	2010	2009	2008

Undistributed earnings of subsidiaries	$682	$1,755	$3,105
Subsidiary dividend income	615	980	1,140
Interest expense	(320)	(359)	(571)
Income tax benefit	—	—	—

Net income	977	2,376	3,674
Dividends on preferred stock	(364)	(417)	(417)

Net income available to common shareholders	$613	$1,959	$3,257

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Condensed Statements of Cash Flow

Years ended December 31, 2010, 2009 and 2008

(Amounts in thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income	$977	$2,376	3,674
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(682)	(1,755)	(3,105)
Stock compensation expense	204	332	46
Amortization	9	9	9
Increase in other assets	(512)	(157)	(144)
Increase (decrease) in other liabilities	(6)	(55)	(18)

Net cash provided by operating activities	810	750	462

Cash flows from investing activities:
Capital contributions to bank subsidiary	(204)	(333)	(1,335)

Net cash used by investing activities	(204)	(333)	(1,335)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	792
Tax benefit from exercise of stock options	—	—	498
Non-cumulative perpetual preferred stock dividends paid	(364)	(417)	(417)

Net cash (used) provided by financing activities	(160)	(417)	873

Net increase in cash and cash equivalents	446	—	—

Cash and cash equivalents, beginning	—	—	—

Cash and cash equivalents, ending	$446	$—	$—

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES.

MidCarolina’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of MidCarolina’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MidCarolina’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MidCarolina’s disclosure controls and procedures were effective at December 31, 2010, to provide reasonable assurance that information required to be disclosed by MidCarolina in reports it files under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for MidCarolina. MidCarolina’s internal control over financial reporting is a process designed under supervision of MidCarolina’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of MidCarolina’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of MidCarolina’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Commission Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, MidCarolina’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the above evaluation of MidCarolina’s disclosure controls and procedures, no change in MidCarolina’s internal control over financial reporting was identified that occurred during the quarter ended December 31, 2010 that has materially affected, or are reasonably likely to materially affect, MidCarolina’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. Information regarding MidCarolina’s directors and executive officers under the headings “Proposal 1: Election of Directors” and “Executive Officers” in MidCarolina’s definitive Proxy Statement filed in connection with its 2011 Annual Meeting is incorporated into this Report by reference.

Audit Committee. Information regarding the Audit Committee of MidCarolina’s board of directors under the captions “Committees of Our Board - General” and “- Audit Committee” in MidCarolina’s definitive Proxy Statement filed in connection with its 2011 Annual Meeting is incorporated into this Report by reference.

Audit Committee Financial Expert. Information regarding the determination of MidCarolina’s Board of Directors that its Audit Committee includes an audit committee financial expert under the caption “Committees of Our Board - Audit Committee” in MidCarolina’s definitive Proxy Statement filed in connection with its 2011 Annual Meeting is incorporated into this Report by reference.

Code of Ethics. Information regarding MidCarolina’s Code of Ethics that applies to its directors and to all its executive officers, including without limitation its principal executive officer and principal financial officer, is incorporated by reference from the information under the caption “Code of Ethics” in MidCarolina’s definitive Proxy Statement filed in connection with its 2011 Annual Meeting.

Section 16(a) Beneficial Ownership Reporting Compliance. Information regarding compliance by MidCarolina’s directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in MidCarolina’s definitive Proxy Statement filed in connection with its 2011 Annual Meeting incorporated into this Report by reference.

Item 11. EXECUTIVE COMPENSATION

Information regarding compensation paid or provided to MidCarolina’s executive officers and directors under the headings “Executive Compensation” and “Director Compensation” in MidCarolina’s definitive Proxy Statement filed in connection with its 2011 Annual Meeting of Shareholders is incorporated into this Report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities. Information regarding the beneficial ownership of MidCarolina’s common stock by its directors, executive officers and principal shareholders under the caption “Beneficial Ownership of Our Common Stock” in MidCarolina’s definitive Proxy Statement filed in connection with its 2011 Annual Meeting is incorporated into this Report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2010, and under which shares of MidCarolina’s common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by security holders (1)	371,504	$8.70	425,050
Equity compensation plans not approved by security holders	—	—	—
Total	371,504	$8.70	425,050

(1)	Of the 371,504 stock options outstanding under the Plans, a total of 317,168 of those stock options had vested or were exercisable within 60 days after December 31, 2010.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions. Information regarding transactions between MidCarolina and its directors, executive officers and other related persons under the caption “Transactions with Related Persons” in MidCarolina’s definitive Proxy Statement filed in connection with its 2011 Annual Meeting is incorporated into this Report by reference.

Director Independence. Information regarding MidCarolina’s independent directors under the caption “Corporate Governance – Director Independence” in MidCarolina’s definitive Proxy Statement filed in connection with its 2011 Annual Meeting is incorporated into this Report by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding services provided by, and fees paid to, MidCarolina’s independent accountants under the caption “Services and Fees During 2010 and 2009” in MidCarolina’s definitive Proxy Statement filed in connection with its 2011 Annual Meeting is incorporated into this Report by reference.

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

MIDCAROLINA FINANCIAL CORPORATION

Date: March 15, 2011	By:	/s/ CHARLES T. CANADAY, JR.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES T. CANADAY	President, Chief Executive	March 15, 2011
Charles T. Canaday	Officer and Director

/s/ CHRISTOPHER B. REDCAY	Senior Vice President and	March 15, 2011
Christopher B. Redcay	Chief Financial Officer

/s/ JAMES R. COPLAND III	Chairman and Director	March 15, 2011
James R. Copland, III

/s/ DEXTER R. BARBEE, SR.	Director	March 15, 2011
Dexter R. Barbee, Sr.

/s/ H. THOMAS BOBO	Director	March 15, 2011
H. Thomas Bobo

/s/ JAMES B. CROUCH, JR	Director	March 15, 2011
James B. Crouch, Jr.

/s/ THOMAS E. CHANDLER	Director	March 15, 2011
Thomas E. Chandler

/s/ J. ANTHONY HOLT	Director	March 15, 2011
J. Anthony Holt

/s/ F. D. HORNADAY	Vice Chairman and Director	March 15, 2011
F.D. Hornaday, III

/s/ TEENA M. KOURY	Director	March 15, 2011
Teena M. Koury

/s/ JOHN LOVE	Director	March 15, 2011
John Love

/s/ JAMES B. POWELL	Director	March 15, 2011
James B. Powell

/s/ JOHN K. ROBERTS	Director	March 15, 2011
John K. Roberts

/s/ JAMES H. SMITH, JR.	Director	March 15, 2011
James H. Smith, Jr.

/s/ GEORGE C, WALDREP, JR.	Director	March 15, 2011
George C. Waldrep, Jr.

/s/ ROBERT A. WARD	Director	March 15, 2011
Robert A. Ward

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-A12G filed with the SEC on June 5, 2002, as amended on August 15, 2005 by Articles of Amendment, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on August 29, 2005.

Exhibit 3.2	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-A12G filed with the SEC on June 5, 2002.

Exhibit 4.1	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit 4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Exhibit 10.1	Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998.

Exhibit 10.2	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998.

Exhibit 10.3	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 2000.

Exhibit 10.4	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Form 10-KSB, filed with the SEC on March 29, 2006.

Exhibit 10.5	Amendment of Stock Option Agreements granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.2 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.6	Amendment of Stock Option Agreement, with resale restrictions, granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.3 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.7	Employment Agreement dated May 27, 2008 between the Company and Charles T. Canaday, incorporated herein by reference to Exhibits to Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.8	Employment Agreement dated May 27, 2008 between the Company and Christopher Redcay, incorporated herein by reference to Exhibits to Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.9	Employment Agreement dated May 27, 2008 between the Company and R. Craig Patterson, incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.10	Salary Continuation Agreement dated May 27, 2008 between the Company and Charles T. Canaday, incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.11	Salary Continuation Agreement dated May 27, 2008 between the Company and Christopher Redcay, incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.12	Salary Continuation Agreement dated May 27, 2008 between the Company and R. Craig Patterson, Incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.13	Indemnification Agreement with directors, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.14	2008 Director Stock Option Plan, incorporated by reference from appendices to registrant’s Definitive Proxy Statement filed with the Commission in connection with its 2008 Annual Meeting.

Exhibit 10.15	Omnibus Stock Ownership and Long Term Incentive Plan, as amended and restated as of January 1, 2005, and as further amended on May 27, 2008, incorporated by reference from appendices to registrant’s Definitive Proxy Statement filed with the Commission in connection with its 2008 Annual Meeting.

Exhibit 10.16	Form of Amendment to Endorsement Split Dollar Agreement, between MidCarolina Bank and (i) Charles T. Canaday; and (ii) Christopher B. Redcay, dated December 7, 2007, incorporated herein by reference to Exhibit 10.01 to the Form 8-K, filed with the SEC on March 21, 2008.

Exhibit 10.17	Form of Amendment to Endorsement Split Dollar Agreement, between MidCarolina Bank and R. Craig. Patterson; dated December 7, 2007 incorporated herein by reference to Exhibit 10.01 to the Form 8-K, filed with the SEC on March 21, 2008.

Exhibit 14	Code of Ethics incorporated herein by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit 21	Schedule of Subsidiaries incorporated herein by reference to Exhibit 21 to the Form 10-k for the fiscal year ended December 31, 2009.

Exhibit 23	Consent of Dixon Hughes PLLC, filed herewith

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer, filed herewith

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer, filed herewith

Exhibit 32	Section 1350 Certifications, filed herewith