Form 10-K/A
period 2010-12-31
MIDCAROLINA FINANCIAL CORP
filed 2011-04-12
CIK 1174872

U. S. Securities and Exchange Commission

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment Number 1 on Form 10-K/A amends the original Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”) filed by the Registrant, MidCarolina Financial Corporation (“MidCarolina”), with the Commission on March 15, 2011. The purpose of this amendment is to correct certain inadvertent errors in numbers contained Items 6 and 7, and to insert disclosures required under Items 10 through 14 which the 2010 Form 10-K indicated would be incorporated by reference from MidCarolina’s definitive proxy statement filed with the Commission. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), Items 6 and 7, and Items 10 through 14, of the 2010 Form 10-K appear herein in their entirety as amended and restated. No changes are being made in other Items of MidCarolina’s 2010 Form 10-K, including its financial statements contained in Item 8 of the 2010 Form 10-K, and those other Items are not included herein. Except as stated herein, no other revisions are being made to the 2010 Form 10-K.

As required by Rule 12b-15 under the Exchange Act, new certifications of MidCarolina’s principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Form 10-K/A under Item 15 hereof.

This Form 10-K/A does not reflect events occurring after the filing of the 2010 Form 10-K on March 15, 2011, and no attempt has been made to update other disclosures as presented in the 2010 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2010 Form 10-K and MidCarolina’s other filings with the SEC subsequent to December 31, 2010.

When used in this Form 10-K/A, the term “MidCarolina” refers to the Registrant, MidCarolina Financial Corporation, and the term “MidCarolina Bank” refers to the Registrant’s banking subsidiary.

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

PART II

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

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share information)
Results of Operations:
Interest income	$25,726	$27,583	$29,616	$31,053	$27,061	$19,208
Interest expense	8,123	10,440	15,294	17,721	14,241	8,327

Net interest income	17,603	17,143	14,322	13,332	12,820	10,881
Provision for loan losses	6,418	4,455	1,665	425	394	1,373

Net interest income after provision for loan losses	11,185	12,688	12,657	12,907	12,426	9,508
Noninterest income	2,659	2,787	2,220	2,627	2,304	2,683
Noninterest expenses	12,881	12,281	9,462	8,305	9,077	8,546

Income before income taxes	963	3,194	5,415	7,229	5,653	3,645
Income tax (benefit) \expense	(14)	818	1,741	2,342	1,757	1,277

Net income	977	2,376	3,674	4,887	3,896	2,368
Dividends on preferred stock	364	417	417	417	417	104

Net income available to common shareholders	$613	$1,959	$3,257	$4,470	$3,479	$2,264

Financial Condition:
Total Assets	$531,200	$541,004	$540,847	$467,186	$420,850	$370,440
Loans, net of unearned income	399,829	438,087	434,662	371,714	313,572	279,962
Securities	90,152	70,719	71,124	70,801	73,795	58,373
Deposits	465,873	465,020	467,948	373,897	339,275	300,262
Shareholders’ equity	40,424	40,185	37,196	33,150	28,259	23,093
Shareholders’ equity, tangible	40,424	40,185	37,196	33,150	28,259	23,093

Per Share Data (4):
Earnings per common share, basic	$0.12	$0.40	$0.66	$0.98	$0.80	$0.53
Earnings per common share, diluted	0.12	0.40	0.66	0.92	0.73	0.48
Cash dividends paid on common	—	—	—	—	—	—
Book value	7.23	7.18	6.57	6.13	5.20	4.25
Book value, tangible	7.23	7.18	6.57	6.13	5.20	4.25
Weighted average shares outstanding, basic	4,927,828	4,927,828	4,915,350	4,548,565	4,348,128	4,299,522
Weighted average shares outstanding, diluted	4,927,828	4,930,310	4,916,876	4,851,738	4,775,853	4,669,601

MidCarolina Financial Corporation

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share information)
Selected Ratios:
Return on average assets	0.18%	0.43%	0.73%	1.09%	0.98%	0.72%
Return on average common equity (1)	1.70%	5.80%	10.50%	17.82%	17.63%	12.64%
Return on average tangible equity (1)(2)	1.70%	5.80%	10.50%	17.82%	17.63%	12.64%
Common stock dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Efficiency ratio (2)	63.57%	61.62%	57.20%	52.04%	60.02%	63.01%
Net interest margin	3.34%	3.27%	2.94%	3.12%	3.38%	3.51%

Asset Quality Ratios:
Allowance for loan losses to period end loans	2.31%	1.67%	1.30%	1.20%	1.35%	1.46%
Allowance for loan losses to period end non-performing loans	101.62%	99.50%	180.34%	637.43%	531.74%	1725.74%
Non-performing assets to total assets	3.18%	1.89%	0.88%	0.21%	0.74%	0.83%
Net charge-offs to average loans	1.07%	0.63%	0.12%	0.05%	0.05%	0.09%

Capital Ratios:
Total risk-based capital ratio	13.03%	11.93%	11.19%	11.48%	11.28%	11.34%
Tier 1 risk-based capital ratio	11.77%	10.67%	9.97%	10.37%	10.12%	9.90%
Tier 1 leverage ratio	9.03%	8.79%	8.68%	8.95%	8.73%	8.64%
Equity to assets ratio (3)	6.71%	6.54%	5.98%	6.06%	5.57%	4.93%

(1)	Return on average tangible common equity is calculated by dividing net income available to common shareholders less amortization of intangibles by averate common equity less average intangibles.
(2)	The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income.
(3)	Equity to assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.
(4)	All per share data has been restated to reflect stock splits effected in the form of a 25% and 10% stock dividend in 2007 and 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Non-Interest Income. Non-interest income increased to $2.8 million for the year ended December 31, 2009 compared to $2.2 million for the year ended December 31, 2008, an increase of $567,000 or 25.54%. A significant factor in the increase in total non-interest income was the reduction in Other Than Temporary Impairment (OTTI) of private label collateralized mortgage obligation securities. OTTI recognized in 2009 was $148,000, which is a decrease of $342,000, a 69.79% improvement compared to the 2008 OTTI write down of $490,000. The decrease in the determination of OTTI was influenced by the adoption of ASC Topic 320-10-65-1 (formerly referred to as FSP FAS 115-2) effective January 1, 2009. Prior to January 1, 2009, if an investment was determined to be other than temporarily impaired, then the difference between the book value and market value was recognized as an OTTI loss in earnings. Beginning January 1, 2009, if an investment in a debt security was deemed to be other than temporarily impaired, then the difference between the book value and market value was further evaluated to identify the portion that related to credit deterioration. Only the portion related to credit deterioration is recognized through earnings. The cumulative effect of the change in accounting principle was an opening adjustment of $211,000, net of tax, to increase retained earnings. During 2009 the portion of OTTI that was determined to be credit-related and thus recognized in earnings was $148,000. Mortgage operations income increased to $800,000 in 2009, from $571,000, reflecting the impact of government initiated first time home buyer incentives and attractive refinancing rates available in the mortgage origination market. Service charges on deposit accounts in 2009 were $910,000, a decrease of $242,000, or 21.01%, compared to $1.2 million in 2008 reflecting the competitive market for attracting and retaining demand deposit accounts. Other non-interest income increased $272,000 in 2009 reflecting a receipt of a one time insurance claim for $252,000. Table 4, following this discussion, is a comparative analysis of the components of non-interest income for 2009, 2008 and 2007.

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

NONPERFORMING ASSETS

MidCarolina’s total nonperforming assets increased $6.1 million to $16.3 million at December 31, 2010, from $10.2 million at December 31, 2009, reflecting the distressed economy mentioned previously. Non-accrual loans, a subset of nonperforming assets, comprised 56% of total nonperforming assets or $9.1 million. Other real estate owned comprised the remaining significant component of nonperforming assets in the amount of $7.2 million or 44% of total nonperforming assets. Nonperforming restructured loans at December 31, 2010, which were included in total nonperforming assets, consisted of three construction loans in the amount of $656,000 and one home equity line of credit in the amount of $73,000. Performing restructured loans at December 31, 2010 which were not included in nonperforming assets, consisted of eight construction loans in the amount of $3.3 million and one commercial mortgage loan in the amount of $710,000.

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

Nonperforming loans increased $1.7 million during 2010 to $9.1 million compared to $7.3 million at December 31, 2009 and $4.9 million of the non performing loans at December 31, 2010, or 65.2%, were concentrated in commercial real estate.

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

MidCarolina Financial Corporation

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2010 vs. 2009			Year Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans, net	$(1,077)	$(140)	$(1,217)	$2,164	$(3,767)	$(1,603)
Investment securities	244	(916)	(672)	28	(211)	(183)
Interest-earning cash deposits	35	(8)	27	(2)	(108)	(110)
Other	(1)	6	5	(5)	(132)	(137)

Total interest income	(799)	(1,058)	(1,857)	2,185	(4,218)	(2,033)

Interest expense:
Deposits
Demand deposits	1,280	(57)	1,223	579	(344)	235
Savings deposits	24	34	58	4	(13)	(9)
Fixed maturity deposits	(2,045)	(1,259)	(3,304)	119	(4,663)	(4,544)
Short term borrowed funds	(15)	0	(15)	(137)	(136)	(273)
Long term borrowed funds	(163)	(116)	(279)	—	(263)	(263)

Total interest expense	(919)	(1,398)	(2,317)	565	(5,419)	(4,854)

Net interest income increase (decrease)	$120	$340	$460	$1,620	$1,201	$2,821

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

MidCarolina Financial Corporation

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2010
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total

Time Deposits of $100,000 or more	$36,856	$47,635	$25,858	$48,478	$158,827

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

MidCarolina’s Bylaws provide that its board of directors:

•

consists of not less than five nor more than 20 members, with MidCarolina’s board of directors being authorized to set and change the actual number of directors from time to time within those limits; and

•

is divided into three classes with directors being elected to staggered three-year terms, and that each year the terms of the directors in one class expire and directors in that class are elected for three-year terms or until their respective successors have been duly elected and qualified.

The number of members of MidCarolina’s board of directors currently is set at 15, and the names and information about the current 15 directors is contained in the following table.

Name and Age	Positions with MidCarolina Financial and MidCarolina Bank (1)	First Elected/ Current Term Expires (2)	Principal Occupation and Business Experience

Dexter R. Barbee, Sr. 71	Director	1997 / 2012	Sales Agent, Mount Vernon Mills, Inc. (since 2008) (textiles); President, Barbee Holdings, Inc. Manager, (since 2005) (real estate investment), Barbee Properties LLC (since 2005) (property management); previously, Chairman, CPC Chemical Holdings (2005-2008) and Chairman, Apollo Chemical Corp. (1968-2005) (textile chemical production)

H. Thomas Bobo 66	Director	1997 / 2011	Chairman, Fairystone Fabrics, Inc. (textile manufacturing)

Charles T. Canaday, Jr. (2) 49	Director; President and Chief Executive Officer	2007 / 2012	Executive officer of MidCarolina and MidCarolina Bank

Thomas E. Chandler 75	Director	1997 / 2012	Chairman, Chandler Concrete Co., Inc. (concrete producer)

James R. Copland III 70	Chairman	1997 / 2013	Chairman, Copland Industries, Inc. and Copland Fabrics, Inc. (textiles)

James B. Crouch, Jr. (2) 62	Director	2008 / 2012	Vice President, Harris, Crouch, Long, Scott & Miller, Inc. (insurance brokerage)

John (Tony) A. Holt, Sr. (2) 48	Director	2007 / 2013	President and Chief Executive Officer, Dynayarn USA, LLC (yarn manufacturer)

F. D. Hornaday III 61	Vice Chairman	1997 / 2011	President and Chief Executive Officer, Knit Wear Fabrics, Inc. (circular knit manufacturer)

Teena M. Koury 53	Director	1997 / 2011	Co-owner, Carolina Hosiery Mills, Inc. (textiles)

John H. Love 51	Director	1997 / 2011	President, W. E. Love & Associates, Inc. (insurance brokerage)

James B. Powell 72	Director	1997 / 2011	Manager, Allemanni, LLC (personal investments) (since 2000); previously, Owner and Lab Director, Paladin Laboratories (clinical laboratory) (2005-2007)

Name and Age	Positions with MidCarolina Financial and MidCarolina Bank (1)	First Elected/ Current Term Expires (2)	Principal Occupation and Business Experience

John K. Roberts 61	Director	1997 / 2013	Chief Executive Officer, Eagle Affiliates, Inc. (real estate consulting and management); Chief Executive Officer, Lake Area Development, Inc. (real estate development); previously, Chief Executive Officer, Final Frontier, Inc. (closet factory franchise) (2003-2006)

James H. Smith, Jr. 55	Director	1997 / 2012	Chairman and President, Villane, Inc. (real estate development and investment management); Chairman, Trust Company of the South (investment management)

George C. Waldrep, Jr. (2) 71	Director	2008 / 2013	Retired

Robert A. Ward 70	Director	1997 / 2013	Retired; previously, Executive Vice President and Chief Financial Officer, Unifi, Inc. (textiles) (1971-2005)

(1)	Messrs. Roberts (Chairman), Holt, Hornaday, Love and Smith currently serve on the board’s Audit Committee. Messrs. Love (Chairman), Barbee, Chandler, Crouch, Roberts and Ward and Ms. Koury currently serve on the board’s Nominating and Corporate Governance Committee. Messrs Ward (Chairman), Barbee, Chandler, Hornaday, Love, Roberts and Smith currently serve on the board’s Compensation Committee. Messrs. Copland (Chairman), Hornaday, Chandler, Love, Roberts and Ward currently serve on the board’s Executive Committee.
(2)	“First elected” refers to the year in which each individual first became a director of MidCarolina or, if earlier, of MidCarolina Bank. With the exception of Messrs. Canaday, Crouch, Holt and Waldrep, each person first became a director of MidCarolina during 2002 in connection with its organization as MidCarolina Bank’s holding company and previously had served as a director of MidCarolina Bank.

Factors Bearing on Selection of Nominees

The experience, qualifications, attributes, skills and other factors that have led MidCarolina’s board to conclude that each current director listed in the table above should serve or continue to serve as a director are described below.

Dexter R. Barbee first became a director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of MidCarolina Bank since 1997. Mr. Barbee is a lifelong Burlington resident and a graduate of Elon University with a double major in Biology and Chemistry. His principal occupations are his roles as (i) Chairman of Barbee Holdings, Inc., a real estate investment company, where he has served as Chairman since 2005 and as President from 2005 to 2009; (ii) manager and owner of Barbee Properties LLC, a property management company where he has served since 2005; (iii) Chief Executive Officer of DGT Properties, LLC, a real estate investment company where he has served since 2010; and (iv) Vice President and Treasurer of Liquest Labs, LLC, a commercial fluid valve control manufacturer, where he has served since 2009. Previously, Mr. Barbee served as Sales Agent at Mount Vernon Mills, Inc. from 2008 to 2010, as Chairman of CPC Chemical Holdings from 2005 to 2008, and as founder and Chairman of Apollo Chemical Corp. from 1968 to 2005, all of which were textile chemical production companies. Mr. Barbee managed all phases of Apollo Chemical’s growth from its founding in 1968 through 2008, when it had reached $38 million dollars in assets. Mr. Barbee has acquired companies, merged companies, and sold his ownership in Apollo Chemical in 2008, and he continues to handle the major accounts on behalf of Apollo’s new owner. Mr. Barbee also demonstrates a commitment to continuing to increase his knowledge and skills by regularly participating in director continuing education opportunities in order to stay informed of issues facing the banking industry. Mr. Barbee has demonstrated the ability to handle sales growth, improve profitability, purchase, sell and combine companies, and effectively lead a corporation, and the board believes that these skills and experiences qualify him to serve as a director.

H. Thomas Bobo first became a director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of MidCarolina Bank since 1997. His principal occupation is Chairman and owner of Fairystone Fabrics, Inc., a textile manufacturing company, where he has served since 1973. Mr. Bobo attended Duke University and the University of North Carolina at Chapel Hill. His previous banking experience includes five years as Assistant Vice President with First Citizens Bank. Mr. Bobo also demonstrates a commitment to continuing to increase his knowledge and skills by regularly participating in director continuing education opportunities in order to stay abreast of emerging trends in the banking industry. Our board believes that Mr. Bobo’s 35 years of experience in the textile manufacturing industry, and knowledge of corporate risk management, along with his financial background, qualify him to serve as a director.

Charles T. Canaday, Jr. first became a director of MidCarolina and MidCarolina Bank when he was elected as Chief Executive Officer in 2007. He previously served as MidCarolina and MidCarolina Bank’s Chief Operating Officer and Executive Vice President from 2004 until 2007 and as MidCarolina Bank’s Vice President and Senior Commercial Lender from 2000 until 2004. He has a total of 26 years of banking experience. A native of Myrtle Beach, South Carolina, Mr. Canaday received a degree in Business Administration from Coastal Carolina University in 1983 and entered into the management training program with BB&T in that year. He served as Senior Vice President and Senior Commercial Lender for 8 years with FirstSouth Bank in Burlington, N.C. He has completed continuing education programs including RMA Commercial Lending Analysis and the North Carolina School of Banking Advanced Management Course to stay abreast of emerging trends in the banking industry. As a director, he has attended the North Carolina Bankers Association’s Directors Assembly and the North Carolina Commissioner of Banks’ Advanced Directors’ College. Mr. Canaday’s knowledge of MidCarolina’s local business environment is extensive, and he has been a leader in a number of local organizations including past President of the Alamance County Chamber of Commerce, past President of the Salvation Army, member of Boys and Girls Club advisory board, past President of Alamance Business Club, and has been involved in the Alamance Community College Foundation, United Way and similar organizations. The board believes that these factors, in addition to Mr. Canaday’s knowledge of MidCarolina’s business, the local banking market and his extensive local relationships developed over 22 years, qualify him to serve as a director.

Thomas E. Chandler first became director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of MidCarolina Bank since 1997. His principal occupation is his role as Chairman of Chandler Concrete Co., Inc. A longtime Burlington resident, Mr. Chandler received a degree in Economics from Lynchburg College in Lynchburg, Virginia. His previous banking experience includes seven years as Assistant Vice President with Wachovia Bank and service as a member of BB&T’s Burlington advisory board. Mr. Chandler also demonstrates a commitment to continuing to increase his knowledge and skills by regularly participating in director continuing education opportunities. The board believes that Mr. Chandler’s business experience in the construction industry, and his knowledge in the various markets MidCarolina Bank serves, along with his financial background and knowledge of key areas affecting MidCarolina Bank’s performance, such as asset quality, liquidity position and risk management, are attributes that qualify him to serve as a director and as chairman of MidCarolina Bank’s Loan Committee.

James R. Copland III first became a director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of MidCarolina Bank since 1997. His principal occupation is his service as the Chairman of Copland Industries, Inc. and Copland Fabrics, Inc. Mr. Copland is a Burlington native and holds a degree in Business Administration from the University of North Carolina at Chapel Hill. He gained experience as a bank director through his service on the board of directors of Northwestern Bank for 23 years and as a founding director of FirstSouth Bank, a locally-owned community bank in Burlington from 1988 to 1996. Mr. Copland also demonstrates a commitment to continuing to increase his knowledge and skills by regularly participating in director continuing education opportunities in order to stay abreast of emerging trends in the banking industry. Mr. Copland’s financial background and level of knowledge and experience in the banking industry, along with his dedication to create long-term shareholder value, are attributes that the board believes qualify him to lead and serve as a director.

James B. Crouch, Jr. served as a founding director of MidCarolina Bank beginning in 1997, and as a director of MidCarolina beginning with its organization as MidCarolina Bank’s holding company in 2002, until 2003. He returned to MidCarolina’s and MidCarolina Bank’s boards in 2008. His principal occupation is Vice President of Harris, Crouch, Long, Scott & Miller, Inc., an insurance brokerage firm dealing in estate planning and executive benefits. Mr. Crouch grew up in Burlington, North Carolina and received his Bachelors degree from the University of North Carolina at Chapel Hill in 1971. His prior financial background includes eight years of serving as a founding director of FirstSouth Bank, a locally-owned community bank located in Burlington from 1988 to 1996. The board believes his knowledge and experience in the sales and marketing of insurance products qualifies him to assist MidCarolina Bank in developing marketing strategies in its banking products and services and, along with his other skills and experience, qualifies him to serve as a director.

John (Tony) A. Holt, Sr. first became a director of MidCarolina in 2007. His principal occupation is President, Chief Financial Officer and partner, of DynaYarn USA, LLC, a yarn manufacturing business. Mr. Holt is a lifelong Burlington resident and earned a degree in Economics from Davidson College in 1985 before joining the U.S. Navy where he served as a lieutenant. Following his service in the Navy, Mr. Holt earned a Master of Business Administration and Juris Doctor from the University of North Carolina at Chapel Hill. Mr. Holt also demonstrates a commitment to continuing to increase his knowledge and skills by regularly participating in director continuing education opportunities in order to stay abreast of emerging trends in the banking industry. As President and Chief Financial Officer of DynaYarn, he has acquired knowledge and experience regarding financial, accounting and risk management issues which the board believes qualify him to serve as a director.

F.D. Hornaday, III serves as Vice Chairman and first became a director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of MidCarolina Bank since 1997. His principal occupation is President and Chief Executive Officer of Knit Wear Fabrics, Inc., a circular knit manufacturer. A lifelong Burlington resident, Mr. Hornaday received a degree in Industrial Relations from the University of North Carolina at Chapel Hill in 1971 and began his career in textiles the following year. He is currently a board member of the Trust Company of the South, North Carolina’s oldest non-depository trust company, and he also serves as the current Chairman of the Alamance Regional Medical Center Board overseeing the management of the hospital’s strategic, business and regulatory environment. Mr. Hornaday also demonstrates a commitment to continuing to increase his knowledge and skills by regularly participating in director continuing education opportunities in order to stay abreast of emerging trends in the banking industry. The board believes that Mr. Hornaday’s level of knowledge and experience in the textile industry, along with his leadership of the local hospital board, are attributes that qualify him to serve as a director.

Teena M. Koury first became a director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of MidCarolina Bank since 1997. Her principal occupation is co-owner of Carolina Hosiery Mills, Inc., a textile manufacturing company, and Alamance Industrial Park, Inc., a real estate holding company. A lifelong Burlington resident, Ms. Koury received a degree in Business Administration from Queens College. She currently serves as Vice Chair of the North Carolina Wildlife Habitat Foundation and the Burlington/Alamance County YMCA Board. She has 30 years experience, at an executive level, dealing with daily operating business decisions in her family-owned company. She also has significant knowledge of the commercial real estate market and lends valuable insight into real estate issues faced by MidCarolina Bank. The board believes that her experience as a business operator in the community strengthens MidCarolina Bank’s role in the community and, along with her other skills and experience, qualifies her to serve as a director.

John H. Love first became a director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of MidCarolina Bank since 1997. His principal occupation is President of W. E. Love & Associates, Inc., an insurance brokerage firm. A Burlington native, Mr. Love received a degree in Business Administration from the University of South Carolina in 1982 and began working in his family’s business, where he remains today. Mr. Love also demonstrates a commitment to continuing to increase his knowledge and skills by regularly participating in director continuing education opportunities in order to stay informed of emerging trends in the banking industry. The board believes that his background in overall risk evaluation and statistical analysis of risk, and his experience dealing with multiple regulatory agencies in his own profession, qualify him to serve as a director.

Dr. James B. Powell first became a director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of MidCarolina Bank since 1997. He is retired from full-time employment, and was previously employed as manager of Allemanni, LLC, a personal investment company, from 2000 through 2009, and as owner and laboratory director at Paladin Laboratories, a clinical laboratory, from 2005 to 2007. A Burlington native, Dr. Powell was educated at Virginia Military Institute and graduated from Duke University Medical School in 1964. He served as President and Chief Executive Officer from 1969 to 1996, and as a director from 1995 to 2004, of Laboratory Corp of America, a publicly-traded, multi-national laboratory testing service. He has served as director on numerous boards including FirstSouth Bank, a locally-owned community bank located in Burlington from 1988 until 1996, as well as the North Carolina Trust Company, Duke University Medical Center, Elon University and the Alamance Foundation. The board believes that Dr. Powell’s level of knowledge and past business experience qualifies him to serve as a director.

John K. Roberts first became a director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of the MidCarolina Bank since 1997. His principal occupations are his roles as Chief Executive Officer and owner of Eagle Affiliates Inc., a real estate consulting and management firm, and as Chief Executive officer of Lake Area Development, Inc., a real estate development business. A longtime Burlington resident, Mr. Roberts received a bachelor’s degree from the University of North Carolina at Chapel Hill and a Master of Business Administration from the University of Virginia with an emphasis in finance. Previously, Mr. Roberts served as the Chief Executive Officer of Final Frontier, Inc., a closet organization system design and installation company, from 2003 to 2006. His business experience also includes serving as an analyst for Holiday Inn, where he specialized in budgeting, investor relations and mergers and acquisitions. Mr. Roberts has also served as owner and operator of several entrepreneurial companies including 22 years as franchisee of Wendy’s International, Inc. He has served as trustee on the Wendy’s National Advisory Board and also served, over a 19 year period, as Executive Board member, President and Treasurer of the Old North State Council of the Boy Scouts of America. As chairman of the Audit Committee, Mr. Roberts plays a major role in identifying and managing risk. Mr. Roberts also demonstrates a commitment to continuing to increase his knowledge and skills by regularly participating in director continuing education opportunities in order to stay informed of emerging trends in the banking industry. The board believes that Mr. Roberts’ familiarity with MidCarolina’s internal controls and knowledge of examination and reporting procedures, along with his business background, qualify him to serve as a director.

James H. Smith, Jr. first became a director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of MidCarolina Bank since 1997. His principal occupations are Chairman and President of Villane Inc., a real estate development and investment management firm, and Chairman of The Trust Company of the South, an investment management and trust company. A Burlington native, he received a degree in Business Administration from the University of North Carolina at Chapel Hill and a master’s degree in Finance from the University of Arizona. Mr. Smith also demonstrates a commitment to continuing to increase his knowledge and skills by regularly participating in director continuing education opportunities in order to stay abreast of emerging trends in the banking industry. The board believes that his strong financial background, as well as his risk analysis skills, are often effectively brought to bear on issues facing MidCarolina and qualify him to serve as a director.

George C. Waldrep Jr. first became a director of MidCarolina in 2008. He is retired from full-time employment, and formerly served as Group Vice President of Burlington Industries, Inc., a textile business. A longtime resident of Guilford County, he also chairs our Greensboro local advisory board. Mr. Waldrep received a Bachelor of Science degree in Textile Management from Clemson University and was employed as Executive Vice President of manufacturing at Burlington Industries Inc. for 38 years. Mr. Waldrep also demonstrates a commitment to continuing to increase his knowledge and skills by regularly participating in director continuing education opportunities in order to stay abreast of emerging trends in the banking industry. His depth and breadth of knowledge in corporate management and the textile industry, in addition to his thorough knowledge of the Guilford County market, are attributes that our board believes qualify him to serve as a director.

Robert A. Ward first became a director of MidCarolina in 2002 in connection with its organization as MidCarolina Bank’s holding company, and previously had served as a founding director of MidCarolina Bank since 1997. He is retired from full-time employment, and previously served as Executive Vice President and Chief Financial Officer of Unifi, Inc., a textile company listed on the NYSE, from 1971 to 2005, where his duties included significant responsibility in the areas of accounting and risk management oversight, shareholder relations, SEC and NYSE compliance, foreign exchange matters, international operations, employee benefits and general corporate administration. A longtime Burlington resident, he received a Bachelor of Science degree from East Carolina University in 1962 and became a Certified Public Accountant in 1964. Mr. Ward has served as Chairman of the Board of Trustees of East Carolina University, a member of the Board of Trustees of Elon University, on a local advisory board for NationsBank, and as president of the Carolinas chapter of the Financial Executives Institute. The board believes these experiences and attributes qualify him to serve as a director and as chairman of the Compensation Committee.

Executive Officers

The individuals listed below have been designated as the executive officers of MidCarolina and MidCarolina Bank.

Charles T. Canaday, Jr., age 49, serves as President and Chief Executive Officer of MidCarolina and MidCarolina Bank. He previously served as Chief Operating Officer and Executive Vice President from 2004 until 2007 and as MidCarolina Bank’s Vice President and Senior Commercial Lender from 2000 until 2004. He has a total of 26 years of banking experience.

Christopher B. Redcay, age 58, has served as Chief Financial Officer and Senior Vice President, Treasurer and Corporate Secretary of MidCarolina and MidCarolina Bank since 2003, as Senior Vice President since 2004 and as Corporate Secretary since 2006. He has a total of 26 years of banking experience.

R. Craig Patterson, age 49, has served as Chief Credit Officer and Senior Vice President of MidCarolina since 2004 and as MidCarolina Bank’s Chief Credit Officer and Senior Vice President since its inception in 1997. He has a total of 22 years of banking experience.

Audit Committee

MidCarolina’s board of directors has a standing Audit Committee that operates under a written charter approved by MidCarolina’s board that sets out the Committee’s composition, authority, duties and responsibilities. A current copy of the charter of the Audit Committee is available on MidCarolina’s website at www.midcarolinabank.com. We believe that each member of the Committee is an “independent director” as that term is defined by the listing standards of The Nasdaq Stock Market.

The current members of the Audit Committee are listed in the following table.

Audit Committee

John K. Roberts - Chairman
John Anthony Holt, Sr.	John H. Love
F. D. Hornaday III	James H. Smith, Jr.

The Audit Committee is a joint committee of MidCarolina and MidCarolina Bank’s boards of directors. Under its charter, the Committee is responsible for:

•	appointing MidCarolina’s independent accountants and approving their fees and the terms of their engagement;

•	approving services proposed to be provided by the independent accountants; and

•	monitoring and overseeing the quality and integrity of our accounting and financial reporting process and systems of internal controls.

The Committee reviews various reports from MidCarolina’s independent accountants (including its annual audit report on MidCarolina’s consolidated financial statements), financial reports MidCarolina files under the Securities Exchange Act of 1934, as well as reports of examinations by MidCarolina’s regulatory agencies, and it generally oversees MidCarolina’s internal audit program. The Committee met three times during 2010.

Audit Committee Financial Expert

Mr. John K. Roberts, the Audit Committee Chairman, previously served as a financial analyst for a Fortune 500 company where his responsibilities included the review and analysis of financial statements of that company and of potential acquisition targets. Based on that prior experience, MidCarolina’s board of directors believes that Mr. Roberts is an “audit committee financial expert” as that term is defined by rules of the Securities and Exchange Commission.

Code of Ethics

MidCarolina’s board of directors has adopted a Code of Business Conduct and Ethics which applies to MidCarolina’s directors and executive officers, including its senior financial officers, and, among other things, is intended to promote:

•	honest and ethical conduct;

•	the ethical handling of actual or apparent conflicts of interests between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that MidCarolina files with the Securities and Exchange Commission and in other public communications it makes;

•	compliance with applicable governmental laws, rules and regulations;

•	the internal reporting of violations of the Code to an appropriate person and

•	accountability for adherence to the code.

A copy of the Code is posted on MidCarolina’s Internet website at www.midcarolinabank.com.

Section 16(a) Beneficial Ownership Reporting Compliance

MidCarolina’s directors and executive officers are required by federal law to file reports with the Securities and Exchange Commission regarding the amounts of and changes in their beneficial ownership of MidCarolina common stock. Based on its review of copies of those reports, MidCarolina’s proxy statements are required to disclose failures to report shares beneficially owned or changes in beneficial ownership, and failures to timely file required reports, during previous years. MidCarolina’s management currently is not aware of any required reports which were not filed, or which were filed late, during 2010.

Item 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary

The following table shows the cash and other compensation paid or provided to or deferred by MidCarolina’s named executive officers for 2010, 2009 and 2008. Executive officers are compensated by MidCarolina Bank for their services as its officers, and they receive no separate salaries or other cash compensation from MidCarolina.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (2)	Bonus (3)	Option Awards (4)	Change in Pension Value (5)	All Other Compensation (6)	Total

Charles T. Canaday, Jr. (1)	2010	$230,000	$-0-	$-0-	$20,343	$18,065	$268,408
President and	2009	230,000	-0-	28,660	19,066	17,585	295,311
Chief Executive Officer	2008	230,000	65,000	-0-	17,869	22,593	335,462

Christopher B. Redcay	2010	$151,200	$-0-	$-0-	$51,945	$8,921	$212,066
Senior Vice President and	2009	151,200	-0-	7,165	48,685	10,464	217,514
Chief Financial Officer	2008	148,400	45,000	-0-	45,629	13,231	252,260

R. Craig Patterson	2010	$143,000	$-0-	$-0-	$19,889	$6,270	$169,159
Senior Vice President and	2009	143,000	-0-	7,165	18,642	6,486	175,293
Chief Credit Officer	2008	139,750	45,000	-0-	17,471	8,952	211,173

(1)	Mr. Canaday is a member of MidCarolina’s and MidCarolina Bank’s boards of directors, but he receives no additional compensation for his service as a director.
(2)	Includes amounts deferred at each officer’s election under MidCarolina Bank’s Section 401(k) plan.
(3)	Represents discretionary bonuses paid for each year.
(4)	Reflects the aggregate grant date fair value, as computed under FASB ASC Topic 178, of stock options granted to each officer during each year. A discussion of material assumptions made in our valuation of outstanding stock options is contained in Notes B and M to MidCarolina’s consolidated financial statements.
(5)	Reflects the increase during each year in the present value of each officer’s future benefits under their Salary Continuation Agreements described below under the caption “Retirement Benefits.”
(6)	The following table describes each officer’s “Other Compensation” for 2010.

Description	Mr. Canaday	Mr. Redcay	Mr. Patterson

MidCarolina Bank’s matching contributions for the officers’ accounts under its Section 401(k) plan	$6,900	$4,536	$4,290
Automobile expense allowance paid in cash	4,800	1,800	—
Club dues paid by MidCarolina Bank	4,364	—	—
Cell Phone Reimbursement	1,620	1,620	1,620
Value officers are treated as receiving related to death benefit under split-dollar insurance policies (a)	381	965	360

(a)	As described below under the caption “Life Insurance Benefits,” the named officers are covered by split-dollar life insurance policies that are owned by MidCarolina Bank and for which it paid lump-sum premiums in prior years. No premiums were paid on those policies during 2010, and no premiums on those policies are included in the table.

MidCarolina Bank also provides its officers with group life, health, medical and other insurance coverages that are generally available to all salaried employees, and the cost of that insurance is not included in the table.

Employment Agreements

The three officers named in the Summary Compensation Table above are employed by MidCarolina Bank under written agreements entered into during May 2008.

Mr. Canaday. Mr. Canaday is employed pursuant to an employment agreement that provides for:

•

an initial “rolling term” of three years that, at the end of each year, is extended by one additional year unless either MidCarolina Bank or Mr. Canaday gives notice that the agreement will not be extended;

•	annual base salary (originally $230,000) which is subject to review and periodic increase by MidCarolina Bank’s board;

•	payment of monthly country club dues and a $400 per month automobile allowance; and

•	the right to participate in bonus or incentive plans and other benefits made available by MidCarolina Bank to its executive officers.

If Mr. Canaday’s employment is terminated without cause, MidCarolina Bank will be obligated to continue to pay his base salary for the remaining term of his agreement. Additionally, MidCarolina Bank may elect to enforce a covenant contained in the agreement that would prohibit Mr. Canaday from competing against it within a specified geographic area during a two-year restriction period following his termination (the “Covenant Not to Compete”). If MidCarolina Bank elected to do that, it would be obligated to make additional monthly payments to Mr. Canaday for two years in an aggregate amount equal to two times his “Average Annual Total Cash Compensation,” which is defined in the agreement as the average of his base salary plus cash bonuses for the three calendar years preceding the year in which the termination of his employment occurs.

If, within two years following a change in control of MidCarolina or MidCarolina Bank:

•	Mr. Canaday’s employment is terminated without cause, or

•	he terminates his own employment with “good reason” (as defined below),

MidCarolina Bank will be obligated to pay him an aggregate amount (payable in monthly payments for three years) equal to three times his Average Annual Total Cash Compensation, and the Covenant Not to Compete automatically would apply. Those payments would be in lieu of any other payments under his agreement.

As defined in the agreement, a “change in control” will occur if:

•	a person or group accumulates ownership of MidCarolina’s or MidCarolina Bank’s stock that amounts to more than 50% of the total fair market value or total voting power of all outstanding shares;

•	a majority of MidCarolina’s board of directors are replaced during any 12-month period by directors whose appointment or election is not endorsed in advance by a majority of the board; or

•	a person or group acquires assets from MidCarolina Bank with a total gross fair market value exceeding 50% of the total fair market value of all of its assets.

Under the agreement, Mr. Canaday would have “good reason” to terminate his own employment following a change in control if there was:

•	a material reduction in his base compensation, in his authority, duties or responsibilities, or in the budget over which he has authority;

•	a material change in the geographic location at which the officer must perform services; or

•	a material breach by MidCarolina Bank under the employment agreement.

In the case of a voluntary termination by Mr. Canaday of his own employment without good reason following a change in control, or his voluntary termination for any reason other than after a change in control, MidCarolina Bank could elect to enforce the Covenant Not to Compete. If MidCarolina Bank did that, it would be obligated to make monthly payments to Mr. Canaday for two years in an aggregate amount equal to two times his Average Annual Total Cash Compensation.

Under the Covenant Not to Compete, while Mr. Canaday received the above payments he could not directly or indirectly compete with MidCarolina Bank in any county where it had an office, in any contiguous county, or within a 15 mile radius of any of MidCarolina Bank’s full-service banking offices.

Messrs. Redcay and Patterson. The agreements with Mr. Redcay and Mr. Patterson provide for:

•

terms of employment that do not obligate MidCarolina Bank to employ them for any particular length of time and that may be terminated by MidCarolina Bank for any reason at any time upon 90 days written notice in the case of Mr. Redcay’s agreement and without notice in the case of Mr. Patterson’s agreement;

•

annual base salaries (originally $151,200 for Mr. Redcay and $143,000 for Mr. Patterson) which are subject to review and periodic increase by MidCarolina Bank’s board, and, in the case of Mr. Redcay’s agreement, a $150 per month automobile allowance; and

•	the right to participate in bonus or incentive plans and other benefits made available by MidCarolina Bank to its executive officers.

Since the agreements with Messrs. Redcay and Patterson do not obligate MidCarolina Bank to employ them for any particular period of time, they would not be entitled to any payments if their employment was terminated involuntarily, with or without cause, other than as provided below following a change in control or, in the case of Mr. Redcay, unless the termination was without at least 90 days written notice. However, under Mr. Redcay’s agreement, if MidCarolina Bank terminated his employment with or without cause, it could elect to enforce the Covenant Not to Compete contained in his agreement (which is the same as the similar provision described above in Mr. Canaday’s agreement). If MidCarolina Bank elected to do that, it would be obligated to make monthly payments to Mr. Redcay for two years in an aggregate amount equal to two times his Average Annual Total Cash Compensation.

If, within two years following a change in control of MidCarolina or MidCarolina Bank:

•	their employment is terminated without cause, or

•	they terminate their own employment with “good reason” (as defined below),

MidCarolina Bank would be obligated to pay each of them an aggregate amount (payable in monthly payments for two years) equal to, in the case of Mr. Redcay, two times his Average Annual Total Cash Compensation, and, in the case of Mr. Patterson, two times the sum of his then-current annual base salary rate plus the average of cash bonuses paid to him for the three preceding calendar years. In either case, the Covenant Not to Compete contained in their agreements automatically would apply.

Both agreements provide that, in the case of a voluntary termination by the officers of their own employment without good reason following a change in control, MidCarolina Bank could elect to enforce the Covenant Not to Compete. If MidCarolina Bank elected to do that, it would be obligated to make monthly payments to the officers for two years in an aggregate amount equal to, in the case of Mr. Redcay, two times his Average Annual Total Cash Compensation and, in the case of Mr. Patterson, two times the sum of his then-current annual base salary plus the average of cash bonuses paid to him for the three preceding calendar years. Under Mr. Redcay’s agreement, MidCarolina Bank may make the same election following a voluntary termination when there has not been a change in control.

The terms “change in control” and “good reason” are defined in Messrs. Redcay’s and Patterson’s agreements the same as they are in Mr. Canaday’s agreement above. Also, the restrictions under the Covenant Not to Compete in their agreements also are the same as in Mr. Canaday’s agreement.

Potential Payments upon Termination of Employment or a Change of Control. The following table lists aggregate payments to Messrs. Canaday, Redcay and Patterson that would have been called for under their agreements described above if their employment had terminated under various circumstances on December 31, 2010.

Type of Termination Event and Description of Payment	Mr. Canaday		Mr. Redcay	Mr. Patterson

Involuntary Termination Without Cause, Other Than After a Change in Control:
Base salary for remaining term of Employment Agreement	$555,833	(1)	—	—
Base salary for 90 days if termination is without prior written notice	—		$37,800	—
Payments if Covenant Not to Compete is enforced (2)	503,333		330,533	—	(4)

Involuntary Termination Without Cause, or Voluntary Termination With Good Reason, After a Change in Control (3)	755,000		330,533	$316,000

Voluntary Termination Without Good Reason After a Change in Control:
Payments if Covenant Not to Compete is enforced (2)	503,333		330,533	316,000

Voluntary Termination Other Than After a Change in Control
Payments if Covenant Not to Compete is enforced (2)	503,333		330,533	—	(4)

(1)	Reflects the aggregate amount of monthly payments that would be made during the remaining term of Mr. Canaday’s Employment Agreement (approximately 29 months on December 31, 2010).
(2)	Reflects the aggregate amount of monthly payments that would be made to each officer over a period of two years if MidCarolina Bank elected to enforce the Covenant Not to Compete contained each officer’s Employment Agreement. These payments would not be made if MidCarolina Bank did not make that election.
(3)	Reflects the aggregate amount of monthly payments that would be made to each officer over a period of three years in the case of Mr. Canady, and two years in the case of Messrs. Redcay and Patterson.
(4)	MidCarolina Bank may not enforce the Covenant Not to Compete in the case of a termination of Mr. Patterson’s employment under these circumstances. As a result, no payments would be made.

Plan-Based Awards

General. MidCarolina Financial has two compensation plans under which stock options have been granted, or from time to time in the future could be granted, to its and MidCarolina Bank’s executive officers. They are:

•	the Employee Stock Option Plan (the “Old Plan”) which has expired but under which options to buy shares of MidCarolina’s common stock previously have been granted and remain outstanding; and

•

the Omnibus Stock Ownership and Long Term Incentive Plan (the “New Plan”) under which options to purchase MidCarolina common stock have been granted and under which restricted stock awards, long-term incentive compensation units, stock appreciation rights and book value shares could be granted in the future.

Stock options give the officers to whom they are granted the right to buy shares of MidCarolina common stock during a stated period of time (ordinarily ten years) at a fixed price per share equal to the fair market value of the stock as determined under the terms of the plans on the dates of grant. Options usually vest and become exercisable at intervals as to portions of the shares they cover based on a vesting schedule. They generally terminate immediately on the date of, or after a stated number of days following, the termination of an officer’s employment. Options may be granted as “incentive stock options” that qualify for special tax treatment under the Internal Revenue Code, or they may be “non-qualified stock options” that do not qualify for that special tax treatment.

In addition to stock options, the New Plan authorizes the grant of other types of awards, including restricted stock awards (conditional grants of shares of our common stock to officers subject to restrictions), long-term incentive compensation units (under which shares of our common stock and cash may be paid to employees based on the extent to which performance goals or criteria set by the Compensation Committee are achieved), stock appreciation rights (under which payments may be made to officers based on increases in the market value of a specified number of shares of common stock during the term of the awards), and book value shares (under which payments may be made to officers based on increases in the book value of a specified number of shares of common stock during the term of the awards). However, no such other awards have been granted.

Stock options granted under the Old Plan and New Plan have not included any performance-based conditions. The price per share and vesting schedules of stock options are determined by MidCarolina’s board of directors based on the recommendation of the Compensation Committee at the time they are granted. The Committee has used its own judgment in determining the levels of awards that it considers to be reasonable, and there are no specific measures or criteria on which the Committee has determined the amounts of stock options that have been granted to executive officers.

In the event of a change in control transaction (as defined below), stock options granted under the New Plan would terminate if provision is not made in connection with the transaction for the options to be assumed by a successor company or otherwise to continue in effect. However, in any such event, the options would become immediately exercisable in full, without regard to any vesting schedule, and could be exercised on the date of the change of control, unless accelerating exercisability of the options would result in an excess parachute payment under Section 280G of the Internal Revenue Code. As defined in the agreements, a “change of control transaction” would occur if:

•

a person or group accumulated ownership of MidCarolina’s or MidCarolina Bank’s stock that amounts to more than 50% of the total fair market value or 35% or more of the total voting power of all outstanding shares;

•	a majority of MidCarolina’s board of directors were replaced during any 12-month period by directors whose appointment or election was not endorsed in advance by a majority of the board; or

•	a person or group acquired assets from MidCarolina Bank with a total gross fair market value exceeding 40% of the total fair market value of all of MidCarolina Bank’s assets.

Option Grants and Exercises During 2010. During 2010, no new stock options were granted to either of Messrs. Canaday, Redcay or Patterson, and none of them exercised any stock options.

Outstanding Stock Options. The following table contains information about all stock options held on December 31, 2010, by Messrs. Canaday, Redcay and Patterson.

OUTSTANDING EQUITY AWARDS AT 2010 YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Stock options (Exercisable)	Number of Securities Underlying Unexercised Stock Options (Unexercisable)		Option Exercise Price	Option Expiration Date

Charles T. Canaday, Jr.	23,375	-0-		$10.29	12/23/2015
	2,000	8,000	(1)	7.25	01/20/2019

Christopher B. Redcay	12,375	-0-		7.78	07/15/2013
	500	2,000	(1)	7.25	01/20/2019

R. Craig Patterson	23,375	-0-		10.29	12/23/2015
	500	2,000	(1)	7.25	01/20/2019

(1)	The options became exercisable as to 25% of the remaining covered shares on January 20, 2011, and the remaining 75% become exercisable in three equal annual installments beginning on January 20, 2012. Under the terms of the New Plan, the unexercisable options listed in the table for each officer on December 31, 2010, would have accelerated and become immediately exercisable if there had been a change in control transaction on that date.

Retirement Benefits.

MidCarolina Bank has entered into Salary Continuation Agreements with Messrs. Canaday, Redcay and Patterson under which it will pay an annual retirement benefit of $70,000 to the officers, in monthly payments, for their lifetimes following the termination of their employment on or after age 65.

Under generally excepted accounting principles, MidCarolina Bank accrues a liability on its books each year for its obligation to each officer under his agreement. These accruals are in amounts such that, at each officer’s normal retirement age, his “accrual balance” will equal the then-current present value of the officer’s normal retirement benefits for his expected lifetime. Each officer’s accrual balance increases each year by a level principal amount, plus interest at an assumed discount rate. The discount rate for 2010 was 6.50%. It may be changed from time to time in the future to maintain the rate within reasonable standards under generally accepted accounting principles. An officer’s accrual balance at the time of any termination of employment prior to normal retirement age will be the amount accrued on MidCarolina Bank’s books at that time for its liability to the officer.

If an officer’s employment terminates before age 65 for any reason other than death, termination for cause or following a change in control, MidCarolina Bank will pay a reduced benefit to the officer for life in an amount calculated to fully amortize the officer’s accrual balance at the time of termination over a period beginning at the officer’s normal retirement age for his expected lifetime (taking into account interest on that balance during the payment period). Those payments will begin on the later of the first day of (1) the seventh month after termination of the officer’s employment, or (2) the month after the officer reaches age 65. In the case of termination as a result of an officer’s disability, payments will begin following the expiration of six months from the termination of the officer’s employment. If an officer dies while employed by MidCarolina Bank, or following termination of his employment under circumstances such that he is entitled to a benefit under his Agreement, his or her beneficiaries would receive a lump-sum payment in an amount equal to the officer’s accrual balance at the time of death.

If, within 12 months following a “change of control” (as defined below) of MidCarolina or MidCarolina Bank, an officer’s employment is terminated involuntarily without cause, or the officer terminates his own employment with “good reason” (as defined below), MidCarolina Bank will be obligated to pay to the officer, in a lump sum, an amount equal to his projected accrual balance at age 65, without discount for the time-value of money. If a change in control occurs after an officer has begun receiving benefit payments, or following termination of his employment but before the commencement of benefit payments, the officer will be entitled to receive, in a lump sum, the amount of his remaining accrual balance.

An officer’s Agreement will terminate automatically, and his right to payments will be forfeited, if his employment is terminated for cause.

As defined in the agreements, a “change of control” will occur if, in general:

•	a person or group accumulates ownership of MidCarolina’s or MidCarolina Bank’s stock that amounts to more than 50% of the total fair market value or total voting power of all outstanding shares;

•	a majority of MidCarolina’s board of directors are replaced during any 12-month period by directors whose appointment or election is not endorsed in advance by a majority of the board; or

•	a person or group acquires assets from us with a total gross fair market value exceeding 50% of the total fair market value of all of MidCarolina Bank’s assets.

An officer will have “good reason” to terminate his own employment following a change in control if there is:

•	a material reduction in the officer’s base compensation, in his authority, duties or responsibility, or in the budget over which he has authority;

•	a material change in the geographic location at which the officer must perform services; or

•	a material breach by MidCarolina Bank in any employment agreement between it and the officer.

The following table shows the amount of the accrual balance on MidCarolina Bank’s books at December 31, 2010, for its obligation to each of the named executive officers under his Salary Continuation Agreement.

Name	Accrual Balance (1)

Charles T. Canaday, Jr.	$166,729
Christopher B. Redcay	275,687
R. Craig Patterson	165,051

(1)	Each officer’s “accrual balance” reflects the total amount accrued by MidCarolina Bank on its books for its liability to that officer for benefits under the officer’s agreement.

The following table lists the actual amounts of payments that would have been made to the named executive officers under their Salary Continuation Agreements if their employment had been terminated under the specified circumstances as of December 31, 2010.

Name	Monthly payment following termination at age 65 (1)	Monthly payment following termination or disability before age 65 (2)	Lump-sum payment following death (3)	Lump-sum payment following change in control (4)

Charles T. Canaday, Jr.	$5,833	$3,654	$166,729	$723,065
Christopher B. Redcay	5,833	3,426	275,687	723,065
R. Craig Patterson	5,833	3,570	165,051	723,065

(1)	Payment amounts assume termination of each officer’s employment on December 31, 2010, at age 65. Payments would be made monthly for life.
(2)	Reduced payments are payable for life following termination of employment before age 65 for any reason other than death, termination for cause, or termination following a change in control. Each officer’s payment amount in the table assumes termination of employment on December 31, 2010, and is the amount calculated to amortize the officer’s actual accrual balance on that date over a period beginning at age 65 and for his expected lifetime. Each officer’s payments would begin on the first day of the later of the seventh month following termination of his employment or of the month after he reaches age 65, or, in the case of disability, after six months following termination of his employment, and would be made monthly for life.
(3)	Each officer’s lump-sum payment amount equals his accrual balance on December 31, 2010.
(4)	A lump-sum payment would be made if, within 12 months following a change in control, an officer’s employment is terminated involuntarily without cause, or an officer terminates his own employment with good reason. Each officer’s lump-sum payment amount equals his currently projected accrual balance at age 65, without discount for the time value of money.

Life Insurance Benefits

MidCarolina Bank has purchased life insurance policies on the lives of each of its named executive officers, and has entered into an Endorsement Split-Dollar Agreement with each of them. The policies are owned by MidCarolina Bank. Under the agreements, upon an officer’s death while he remained employed by MidCarolina Bank, 80% of the “net death proceeds” of that officer’s policy would be paid to his designated beneficiary. The net death proceeds of a policy would equal the total death benefit payable under the policy minus the cash surrender value of the policy. MidCarolina Bank would receive the remainder of the death benefits, including the full cash surrender value of the policy.

On December 31, 2010, the amount of the net death proceeds of the policies that would have been paid to each officer’s beneficiary following his death on that day was as follows: Mr. Canaday — $567,746; Mr. Redcay — $802,586; and Mr. Patterson — $532,088.

Under MidCarolina Bank’s group life insurance plan that is available on the same terms to all full-time employees, each named officer is entitled to death benefits equal to his annual salary at the time of death. Benefits payable to each name officer’s beneficiary following his death on December 31, 2010, would have been as follows: Mr. Canaday — $230,000; Mr. Redcay — $151,200; Mr. Patterson — $143,000.

DIRECTOR COMPENSATION

General

Directors’ Fees. MidCarolina’s outside directors are compensated for their services as directors of MidCarolina Bank, and they receive no additional cash compensation for their services as MidCarolina’s directors. Mr. Canaday is compensated as an officer of MidCarolina Bank, and he receives no additional compensation for his service as a director. The following table describes MidCarolina Bank’s current standard schedule of fees paid to outside directors.

Description	Amount

Monthly fee paid to the Chairman of MidCarolina Bank’s board	$1,600
Monthly fee paid to the Vice Chairman of MidCarolina Bank’s board	1,500
Monthly fee paid to Chairmen of the Audit and Loan Committees	600
Per diem fee for attendance at meetings of MidCarolina Bank’s board (1)	400
Per diem fee for attendance at Executive Committee meetings (1)	400
Per diem fee for attendance at other committee meetings (1) (2)	300

(1)	The Chairman, Mr. Copland, and Vice Chairman, Mr. Hornaday, do not receive additional fees for attendance at meetings of MidCarolina Bank’s board or its committees.
(2)	The Chairmen of the Audit and Loan Committees do not receive any additional fees for attendance at meetings of those committees.

Director Compensation for 2010. The following table summarizes the compensation received by outside directors for 2010.

2010 DIRECTOR COMPENSATION

Name (1)	Fees Earned or Paid in Cash (2)	Option Awards (3)	Total

Dexter R. Barbee, Sr.	$13,150	$-0-	$13,150
H. Thomas Bobo	10,500	-0-	10,500
Thomas E. Chandler	15,400	-0-	15,400
James R. Copland III	19,200	-0-	19,200
James B. Crouch, Jr.	9,800	-0-	9,800
John Anthony Holt, Sr.	13,600	-0-	13,600
F. D. Hornaday III	18,000	-0-	18,000

Name (1)	Fees Earned or Paid in Cash (2)	Option Awards (3)	Total

Teena Marie Koury	9,200	-0-	9,200
John H. Love	11,800	-0-	11,800
James B. Powell	8,300	-0-	8,300
John K. Roberts	17,600	-0-	17,600
James H. Smith, Jr.	10,300	-0-	10,300
Robert A. Ward	12,200	-0-	12,200
George C. Waldrep, Jr.	11,750	-0-	11,750

(1)	Mr. Canaday is not listed in the table. He is compensated as an officer and employee of MidCarolina Bank and receives no separate compensation for his service as a director.
(2)	In addition to fees paid under the standard arrangement described above, Messrs. Barbee and Waldrep serve on one of MidCarolina Bank’s local advisory boards. The amount listed for each of them includes $750 for attendance at meetings of that group during 2010.
(3)	The 2008 Director Stock Option Plan authorizes grants of options from time to time to directors to purchase shares of MidCarolina common stock. Options generally are granted for a stated term (ordinarily ten years) at a fixed price per share that is equal to the market value of the underlying stock on the date the option is granted, and the options may include terms that provide for options to “vest,” or become exercisable, at intervals over a period of time. The Plan authorizes the issuance of an aggregate of up to 250,000 shares of MidCarolina common stock upon the exercise of stock options. No stock options were granted to directors during 2010. On December 31, 2010, outside directors listed in the table held stock options covering the following aggregate numbers of shares: Messrs. Barbee, Chandler, Love, Roberts, and Ward — 12,500 shares each; Messrs. Bobo, Holt, Powell, Smith and Ms. Koury — 7,500 share each; Messrs. Crouch and Waldrep — 5,000 shares each; and Messrs. Copland and Hornaday — 17,500 shares each.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of MidCarolina Common Stock

Management of MidCarolina is not aware of anyone who owned, beneficially or of record, 5% or more of its outstanding common stock on March 31, 2011.

The following table describes the beneficial ownership of MidCarolina common stock on March 31, 2011 by its directors and certain named executive officers, individually, and by all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Dexter R. Barbee, Sr.	55,354	1.12%
H. Thomas Bobo	53,766	1.09%
James B. Crouch, Jr.	115,383	2.34%
Charles T. Canaday, Jr.	64,725	1.31%
Thomas E. Chandler	109,121	2.21%
James R. Copland III	113,410	2.30%
John (Tony) A. Holt, Sr.	26,415	0.54%
F. D. Hornaday III	69,610	1.41%
Teena Marie Koury	45,859	0.93%
John H. Love	38,643	0.78%
R. Craig Patterson	86,969	1.76%
James B. Powell	90,543	1.84%
Christopher B. Redcay	33,563	0.68%
John K. Roberts	79,359	1.61%

James H. Smith, Jr.	37,532	0.76%
Robert A. Ward	66,280	1.34%
George C. Waldrep, Jr.	6,900	0.14%
All current directors and executive officers as a group (17 persons)	1,093,432	21.41%

(1)	Except as otherwise noted, and to the best of our knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all listed shares. The listed shares include the following numbers of shares with respect to which individuals named and included in the group have shared voting and investment power: Mr. Bobo — 14,633 shares; Mr. Crouch — 18,520 shares; Mr. Chandler — 8,167 shares; Mr. Copland — 39,910 shares; Mr. Holt — 16,332 shares; Mr. Hornaday — 6,282 shares; Mr. Patterson — 40,837 shares; Mr. Powell — 20,418 shares; Mr. Roberts — 14,290 shares; Mr. Smith — 15,305 shares; Mr. Ward — 40,000 shares; all current directors and executive officers as a group — 234,694 shares. The listed shares also include the following numbers of shares that could be acquired by individuals named and included in the group pursuant to stock options that could be exercised within 60 days following March 31, 2011 and with respect to which shares they may be deemed to have sole investment power only: Messrs. Copland and Hornaday — 13,500 shares; Messrs. Barbee, Chandler, Love, Roberts, and Ward — 10,500 shares; Messrs. Bobo, Holt, Powell, Smith, and Ms. Koury — 5,500 shares; Messrs. Crouch, and Waldrep — 3,500; Mr. Canaday — 27,375 shares; Mr. Patterson — 24,375 shares; Mr. Redcay — 13,375 shares; and all current directors and executive officers as a group — 179,125 shares. Shares listed for certain of the named individuals have been pledged as security for loans as follows: Mr. Holt — 4,083 shares.
(2)	Percentages are calculated based on 4,927,828 total outstanding shares plus, in the case of each named individual and the group, the number of additional shares (if any) that could be purchased by that individual or by persons included in the group pursuant to stock options that could be exercised within 60 days following March 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2010, and under which shares of MidCarolina’s common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options (1)	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by security holders (1)	371,504	$8.70	425,050
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	371,504	$8.70	425,050

(1)	Of the 371,504 stock options outstanding under the Plans, a total of 317,168 of those stock options had vested or were exercisable within 60 days after December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

MidCarolina’s board of directors has adopted a written policy under which its Nominating and Corporate Governance Committee, on an ongoing basis, will review and approve certain transactions, arrangements or relationships in which MidCarolina or MidCarolina Bank is a participant and in which any of their “related persons” has a material interest. Those related persons include MidCarolina’s directors, nominees for election as directors, executive officers, beneficial owners of more than 5% of a class of voting stock, and members of the immediate family of one of those persons.

Except as described below, the policy covers:

•

any transactions, arrangement or relationships, or series of transactions, arrangements or relationships, that are required to be disclosed in our proxy statements under rules of the Securities and Exchange Commission (in general, those in which the dollar amount involved exceeds or will exceed an aggregate of $120,000, including all periodic payments) (“Related Person Transactions”); and

•

any other transactions, arrangements or relationships in which the dollar amount involved exceeds or will exceed an aggregate of $20,000 (including all periodic payments) and that would fall in the first category above except for their amount being less than the $120,000 dollar threshold specified above (“Other Transactions”).

The Committee will review and pre-approve Related Person Transactions, and Other Transactions will be reported to the Committee but need not be pre-approved. In the case of ongoing arrangements or relationships under which MidCarolina or MidCarolina Bank regularly obtains products or services related to their business operations, the Committee need not approve each separate transaction, but will review and approve each new arrangement or relationship and then monitor transactions on an ongoing basis. The transactions covered by the policy generally include loans, but the policy does not cover loans made by MidCarolina Bank in the ordinary course of its business that are subject to banking regulations relating to “insider loans” and that are required to be approved by a majority of MidCarolina Bank’s board of directors. The policy also does not cover the provision of services by MidCarolina Bank as a depositary of funds or similar banking services in the ordinary course of its business, or compensation paid to executive officers, or to an immediate family member of a related person, that has been reviewed and approved, or recommended to MidCarolina’s board of directors for approval, by the board’s Compensation Committee.

In its review of Related Person Transactions, the policy provides that the Committee should exercise independent judgment and should not approve any proposed transaction unless and until it has concluded to its satisfaction that the transaction:

•	has been or will be agreed to or engaged in on an arm’s-length basis;

•	is or will be on terms that are fair and reasonable to MidCarolina or MidCarolina Bank; and

•	is in to MidCarolina’s or MidCarolina Bank’s best interests.

There were no transactions during 2010 with related persons that were required to be approved by the Nominating and Corporate Governance Committee. However, MidCarolina Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with certain directors, executive officers and other related persons. All loans included in those transactions during 2010 were made in the ordinary course of MidCarolina Bank’s business on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time the loans were made for comparable transactions with other persons, and those loans did not involve more than the normal risk of collectability or present other unfavorable features.

Director Independence

Each year, MidCarolina’s board of directors reviews transactions, relationships and other arrangements involving its directors and determines which directors the board considers to be “independent.” In making those determinations, the board applies the independence criteria contained in the listing requirements of The Nasdaq Stock Market. The board has directed its Nominating and Corporate Governance Committee to assess each outside director’s independence and report its findings to the board in connection with the board’s periodic determinations, and to monitor the status of each director on an ongoing basis and inform the board of changes in factors or circumstances that may affect a director’s ability to exercise independent judgment.

The following table lists directors who, based on its most recent determination, the board believes are “independent” directors under Nasdaq’s criteria.

Dexter R. Barbee, Sr.	John Anthony Holt, Sr.	James B. Powell
H. Thomas Bobo	F. D. Hornaday III	John K. Roberts
Thomas E. Chandler	Teena M. Koury	James H. Smith, Jr.
James R. Copland III	John H. Love	George C. Waldrep, Jr.
James B. Crouch, Jr.		Robert A. Ward

In addition to the specific Nasdaq criteria, in assessing the independence of directors the Committee and the board consider whether they believe any other transactions, relationships, arrangements or other factors could impair a director’s ability to exercise independent judgment. In its determination that the above directors are independent, those other factors considered by the Committee and the board included MidCarolina Bank’s lending relationships with each of the listed directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

MidCarolina’s independent accounting firm for 2010 was Dixon Hughes PLLC which, effective April 1, 2011, merged with another firm and changed its name to Dixon Hughes Goodman LLP (“Dixon Hughes”). Except as described below, under its current procedures the Audit Committee specifically pre-approves all audit services and other services provided by MidCarolina’s independent accountants. In the case of tax services and other permissible non-audit services, the Committee has delegated authority to its Chairman to pre-approve services between Committee meetings. Any approval of services by the Chairman is communicated to the full Committee at its next regularly scheduled meeting. The Committee also may authorize management to obtain tax services from MidCarolina’s accountants from time to time during the year up to a specified aggregate amount of fees. Requests for advice in addition to that amount would require further approval.

As MidCarolina’s independent accountants for 2010 and 2009, Dixon Hughes provided various audit and other professional services for which MidCarolina and MidCarolina Bank were billed, or expect to be billed, for fees as further described below. MidCarolina’s Audit Committee considers whether the provision of non-audit services by MidCarolina’s independent accounting firm is compatible with maintaining its independence. The Committee believes that the provision of non-audit services by Dixon Hughes during 2010 did not affect its independence.

The following table lists the aggregate amounts of fees paid, or that MidCarolina and MidCarolina Bank expects to pay, to Dixon Hughes for audit services for 2010 and 2009, and fees for other services they provided during 2010 and 2009.

Type of Fees and Description of Services	2010	2009

Audit Fees, including fess for audits of our consolidated financial statements, reviews of our condensed interim consolidated financial statements included in our quarterly reports	$138,580	$152,700

Audit-Related Fees, including consultation regarding proposed business combination	2,000	-0-

Tax Fees, including fess for preparation of our tax returns	29,440	11,400

All Other Fees	-0-	-0-

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

All financial statements were filed in Item 8 of MidCarolina’s original Annual Report on Form 10-K.

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

MIDCAROLINA FINANCIAL CORPORATION

Date: April 12, 2011	By:	/s/ CHARLES T. CANADAY, JR.
Charles T. Canaday, Jr.
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i) to the Form 8-A12G filed with the SEC on June 5, 2002, as amended on August 15, 2005 by Articles of Amendment, incorporated herein by reference to Exhibit 3(i) to the Form 8-K filed with the SEC on August 29, 2005.

Exhibit 3.2	Bylaws, incorporated herein by reference to Exhibit 3(ii) to the Form 8-A12G filed with the SEC on June 5, 2002.

Exhibit 4.1	Form of Stock Certificate, incorporated herein by reference to the Form 10-QSB filed with the SEC on November 12, 2002.

Exhibit 4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and of a subsidiary, involving a total amount of indebtedness not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Exhibit 10.1	Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 6(ii) to the Form 10-SB filed with the FDIC on April 30, 1998.

Exhibit 10.2	Land Lease dated October 15, 1997 between the Bank and Crescent Center Associates, incorporated herein by reference to Exhibit 10(iv) to the Form 10-KSB for the fiscal year ended December 31, 1998.

Exhibit 10.3	Lease dated June 27, 2000 between the Bank and Cum-Park Plaza, LLC incorporated herein by reference to Exhibit 10(v) to the Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 2000.

Exhibit 10.4	Form of stock option award agreements for incentive stock options and nonqualified stock options granted under the Omnibus Stock Ownership and Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Form 10-KSB, filed with the SEC on March 29, 2006.

Exhibit 10.5	Amendment of Stock Option Agreements granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.2 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.6	Amendment of Stock Option Agreement, with resale restrictions, granted under the Bank Employee Stock Option Plan, incorporated herein by reference to Exhibit 99.3 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.7	Employment Agreement dated May 27, 2008 between the Company and Charles T. Canaday, incorporated herein by reference to Exhibits to Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.8	Employment Agreement dated May 27, 2008 between the Company and Christopher Redcay, incorporated herein by reference to Exhibits to Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.9	Employment Agreement dated May 27, 2008 between the Company and R. Craig Patterson, incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.10	Salary Continuation Agreement dated May 27, 2008 between the Company and Charles T. Canaday, incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.11	Salary Continuation Agreement dated May 27, 2008 between the Company and Christopher Redcay, incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.12	Salary Continuation Agreement dated May 27, 2008 between the Company and R. Craig Patterson, Incorporated herein by reference to Exhibits to the Form 10-Q for the quarter ended June 30, 2008.

Exhibit 10.13	Indemnification Agreement with directors, incorporated herein by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on December 27, 2005.

Exhibit 10.14	2008 Director Stock Option Plan, incorporated by reference from appendices to registrant’s Definitive Proxy Statement filed with the Commission in connection with its 2008 Annual Meeting.

Exhibit 10.15	Omnibus Stock Ownership and Long Term Incentive Plan, as amended and restated as of January 1, 2005, and as further amended on May 27, 2008, incorporated by reference from appendices to registrant’s Definitive Proxy Statement filed with the Commission in connection with its 2008 Annual Meeting.

Exhibit 10.16	Form of Amendment to Endorsement Split Dollar Agreement, between MidCarolina Bank and (i) Charles T. Canaday; and (ii) Christopher B. Redcay, dated December 7, 2007, incorporated herein by reference to Exhibit 10.01 to the Form 8-K, filed with the SEC on March 21, 2008.

Exhibit 10.17	Form of Amendment to Endorsement Split Dollar Agreement, between MidCarolina Bank and R. Craig. Patterson; dated December 7, 2007 incorporated herein by reference to Exhibit 10.01 to the Form 8-K, filed with the SEC on March 21, 2008.

Exhibit 14	Code of Ethics incorporated herein by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2003.

Exhibit 21	Schedule of Subsidiaries incorporated herein by reference to Exhibit 21 to the Form 10-K for the fiscal year ended December 31, 2009.

Exhibit 23*	Consent of Dixon Hughes PLLC

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer, filed herewith

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer, filed herewith

Exhibit 32*	Section 1350 Certifications

*	Previously filed with original Annual Report on Form 10-K for the year ended December 31, 2010, as filed on March 15, 2011.