Form 10-Q
period 2011-03-31
MIDCAROLINA FINANCIAL CORP
filed 2011-05-12
CIK 1174872

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[ X ] Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ] No [    ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] yes       no [X]

As of May 10, 2011, the registrant had outstanding 4,929,747 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010(*)
	(Dollars in thousands, except Share data)
ASSETS

Cash and due from banks	$1,666	$1,510
Federal funds sold and interest-earning deposits	28,088	12,196
Investment securities available for sale	88,100	90,152
Loans held for sale	683	2,958
Loans	386,873	399,829
Allowance for loan losses	(9,691)	(9,226)

NET LOANS	377,182	390,603
Investment in stock of Federal Home Loan Bank of Atlanta	2,075	2,075
Investment in life insurance	8,592	8,514
Premises and equipment, net	6,536	6,652
Foreclosed real estate	10,201	7,244
Other assets	8,963	9,296

TOTAL ASSETS	$532,086	$531,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$54,291	$38,951
Interest-bearing demand deposits	230,453	227,944
Savings	14,436	14,197
Time	172,631	184,781

TOTAL DEPOSITS	471,811	465,873

Long-term debt	18,764	23,764
Accrued expenses and other liabilities	897	1,139

TOTAL LIABILITIES	491,472	490,776

Shareholders’ equity:
Noncumulative, perpetual preferred stock, no par value, liquidation value of $1,000 per share, 20,000,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	4,819	4,819
Common stock, no par value; 80,000,000 shares authorized; 4,927,828 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	15,215	15,162
Retained earnings	21,660	21,418
Accumulated other comprehensive loss	(1,080)	(975)

TOTAL SHAREHOLDERS’ EQUITY	40,614	40,424

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$532,086	$531,200

* Derived from audited consolidated financial statements.

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands, except per share data)
INTEREST INCOME
Loans and loan fees	$5,294	$5,856
Investment securities:
Taxable	373	442
Tax-exempt	294	301
Federal funds sold and interest-earning deposits	15	5

TOTAL INTEREST INCOME	5,976	6,604

INTEREST EXPENSE
Demand deposits	518	617
Savings	19	13
Time	802	1,270
Long-term borrowings	168	290

TOTAL INTEREST EXPENSE	1,507	2,190

NET INTEREST INCOME	4,469	4,414
PROVISION FOR LOAN LOSSES	1,200	2,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,269	1,814

NON-INTEREST INCOME
Service charges on deposits accounts	150	194
Gain on sale of loans	116	118
Income from brokerage activities	69	60
Increase in cash surrender value of life insurance	78	99
Gain on sale of available for sale investments	-	45
Total other-than-temporary impairment loss	(50)	(443)
Portion of loss recognized in other comprehensive income	50	425

Net impairment loss recognized in earnings	-	(18)
Other (Note G)	127	183

TOTAL NON-INTEREST INCOME	540	681

NON-INTEREST EXPENSE
Salaries and employee benefits	1,332	1,280
Occupancy and equipment	380	380
Other outside services	184	122
Data processing	302	260
Office supplies and postage	45	99
Deposit and other insurance	339	215
Professional and other services	86	197
Advertising	49	87
Loss on sale and costs of foreclosed real estate	229	9
Other (Note G)	477	193

TOTAL NON-INTEREST EXPENSE	3,423	2,842

INCOME BEFORE INCOME TAXES	386	(347)
INCOME TAXES	94	(113)

NET INCOME (LOSS)	292	(234)
Dividends on preferred stock	(50)	(104)

Net income (loss) available to common shareholders	$242	$(338)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$.05	$(.07)

Diluted	$.05	$(.07)

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net income (loss)	$292	$(234)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(121)	216
Tax effect	47	(83)
Reclassification of net (gains) losses recognized in net income	-	(45)
Tax effect	-	17
Reclassification of impairment loss recognized in net income	-	18
Tax effect	-	(7)
Portion of other-than-temporary impairment loss recognized in other comprehensive income	(50)	(425)
Tax effect	19	164

Total other comprehensive income (loss)	(105)	(145)

COMPREHENSIVE INCOME (LOSS)	$187	$(379)

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred stock		Common stock		Retained	Accumulated other com- prehensive	Total shareholders’
	Shares	Amount	Shares	Amount	earnings	income (loss)	equity
	(Amounts in thousands, except share data)
Balance at December 31, 2010	5,000	$4,819	4,927,828	$15,162	$21,418	$(975)	$40,424
Net income	-	-	-	-	292	-	292
Other comprehensive income	-	-	-	-	-	(105)	(105)
Stock based compensation	-	-	-	53	-	-	53
Preferred dividends paid	-	-	-	-	(50)	-	(50)

Balance at March 31, 2011	5,000	$4,819	4,927,828	$15,215	$21,660	$(1,080)	$40,614

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Operating Activities
Net income (loss)	$292	$(234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116	226
Amortization on investment securities available for sale	103	-
Provision for loan losses	1,200	2,600
Gain on sale of investment securities available for sale	-	(45)
Other-than-temporary impairment on investment securities available for sale	-	18
Deferred tax expense (benefit)	(66)	(91)
Gain on sale of loans	(116)	(118)
Origination of loans held for sale	(5,881)	(6,511)
Proceeds from sales of loans held for sale	8,272	5,764
Increase in cash surrender value life insurance	(78)	(99)
Loss on sale and costs of foreclosed real estate	229	9
Stock based compensation expense	53	57
Changes in assets and liabilities:
(Increase) decrease in other assets	397	(342)
Increase (decrease) in accrued expenses and other liabilities	(176)	(93)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,345	1,141

Investing Activities
Purchases of investment securities available for sale	-	(21,772)
Principal paydowns on investment securities available for sale	1,780	2,015
Sales of investment securities available for sale	-	18,666
Net (increase) decrease in loans from originations and principal repayments	7,587	3,331
Purchases of premises and equipment	-	(27)
Proceeds from sale of foreclosed real estate	1,448	214

NET CASH PROVIDED BY INVESTING ACTIVITIES	10,815	2,427

Financing Activities
Net increase in deposits	5,938	29,210
Net decrease in short-term borrowings	-	(520)
Net decrease in long-term borrowings	(5,000)	(4,000)
Preferred stock dividends paid	(50)	(104)

NET CASH PROVIDED BY FINANCING ACTIVITIES	888	24,586

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,048	28,154
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,706	9,429

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,754	$37,583

Supplemental disclosure of cash flow information
Cash paid for interest	$1,713	$2,175
Loans transferred to foreclosed real estate	$4,634	$406

See accompanying notes.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts and transactions of MidCarolina Financial Corporation (the “Company”) and its wholly-owned subsidiary MidCarolina Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2011, loan commitments were as follows (in thousands):

Commitments to extend credit	$25,944
Undisbursed lines of credit	32,032
Standby letters of credit	2,187
Commitments to sell loans held for sale	683

NOTE C - PER SHARE DATA

Diluted earnings per share reflect additional shares of common stock that would have been outstanding if dilutive potential shares had been issued. For the three-month period ended March 31, 2011 there were 346,116 options that were antidilutive due to the average share price for the quarter being in excess of the grant price. For the three-month period ended March 31, 2010 all options were antidilutive due to the net loss.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE C - PER SHARE DATA (Continued)

The weighted average number of shares of common stock outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2011	2010
Weighted average number of common shares used in computing basic net income per share	4,927,828	4,927,828

Effect of dilutive stock options	3,986	-

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,931,814	4,927,828

NOTE D - INVESTMENT SECURITIES

The following is a summary of investment securities by major classification at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$10,564	$38	$136	$10,466
Mortgage-backed securities	38,118	118	465	37,771
GSE CMO’s	8,092	40	56	8,076
Private Label CMO’s	792	-	50	742
State and municipal	31,792	94	1,156	30,730
Subordinated debentures	500	-	185	315

Total	$89,858	$290	$2,048	$88,100

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$10,590	$45	$130	$10,505
Mortgage-backed securities	39,278	299	363	39,214
GSE CMO’s	8,757	29	93	8,693
Private label CMO’s	810	-	84	726
State and municipal	31,804	72	1,172	30,704
Subordinated debentures	500	-	190	310

Total	$91,739	$446	$2,032	$90,152

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. The Company had 53 securities with gross unrealized losses at March 31, 2011. These securities include three US Agency securities, twelve mortgaged-backed securities, one private label collateralized mortgage obligation, three government sponsored enterprise (GSE) collateralized mortgage obligations, thirty three state and municipal securities and one subordinated debenture. The Company had 54 securities with gross unrealized losses at December 31, 2010. These securities include three U.S. government agency securities, twelve mortgage-backed securities, three government sponsored enterprise (GSE) collateralized mortgage obligations, one private label collateralized mortgage obligations, thirty three state and municipal securities and one subordinated debenture. The GSE collateralized mortgage obligations were comprised of three GNMA securities. Management feels that the unrealized loss is attributable to a limited market for trading these types of securities and the interest rate spreads. None of the unrealized losses identified as temporarily impaired securities as of March 31, 2011 or December 31, 2010 relate to the issuers’ ability to honor redemption obligations or the marketability of the securities. The bond ratings of the municipal securities include two AAA-rated bonds, twenty-six AA-rated bonds and five A-rated securities. No municipal securites have a rating below A. The municipal securites portfolio is geographically diversified. Management believes it is more likely than not that these securities will not need to be sold prior to recovery.

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$5,382	$136	$-	$-	$5,382	$136
Mortgage-backed securities	21,081	465	-	-	21,081	465
GSE CMO’s	3,994	56	-	-	3,994	56
State and municipal.	20,993	658	2,282	498	23,275	1,156
Subordinated debentures	-	-	315	185	315	185

Total temporarily impaired securities	$51,450	$1,315	$2,597	$683	$54,047	$1,998

Other than temporary impairment Private label CMO’s	$-	$-	$742	$50	$742	$50

Total other than temporarily impaired securities	$-	$-	$742	$50	$742	$50

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government agency securities	$7,434	$130	$-	$-	$7,434	$130
Mortgage-backed securities	17,236	363	-	-	17,236	363
GSE CMO’s	4,031	93	-	-	4,031	93
State and municipal	23,177	811	2,415	361	25,592	1,172
Subordinated debentures	-	-	310	190	310	190

Total temporarily impaired securities	$51,878	$1,397	$2,725	$551	$54,603	$1,948

Other than temporary impairment Private label CMO’s	$-	$-	$726	$84	$726	$84

Total other than temporarily impaired securities	$-	$-	$726	$84	$726	$84

The aggregate amortized cost and fair value of debt securities at March 31, 2011, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized cost	Fair value
	(Amounts in thousands)
U.S. Agency securities:
Due within 1 year	$4,544	$4,453
Due in 1 year through 5 years	5,020	5,041
Due after 5 years through 10 years	1,000	972
Due after 10 years	-	-
State and municipal securities:
Due within 1 year	-	-
Due in 1 year through 5 years	7,871	7,746
Due after 5 years through 10 years	12,143	12,091
Due after 10 years	11,778	10,893
Other:
Due in 5 year through 10	500	315
Due after 10 years	-	-
GSE CMOs	8,092	8,076
Private label CMOs	792	742
Mortgage-backed securities	38,118	37,771

Total	$89,858	$88,100

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

There were no sales of investment securities in the three month period ended March 31, 2011 and $18.7 million for the three months ended March 31, 2010. Gross realized gains from the sale of investment securities available for sale amounted to $45,000 for the three months ended March 31, 2010. Net realized gains from the sales of securities available for sale amounted to $45,000 for the three months ended March 31, 2010. Realized losses from the impairment of private label mortgage backed securities amounted to $18,000 for the three months ended March 31, 2010 resulting from increased default rates on underlying collateral payments and credit rating deterioration. There was no impairment related to credit losses on private label mortgage backed securities for the three months ended March 31, 2011.

Investment securities with amortized cost of $29.1 million and fair value of $28.8 million at March 31, 2011 were pledged to secure public monies on deposit as required by law.

Debt securities were divided into two groups: those rated investment grade by at least one nationally-recognized rating agency and those rated below investment grade by all nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at March 31, 2011. One debt security rated below investment grade (a private label collateralized mortgage obligation) was considered to be other-than-temporarily impaired at March 31, 2011.

At March 31, 2011, the aggregate unrealized loss on the private label collateralized mortgage obligation totaled $50,000 before recognition of any other-than-temporary impairment charges. Impairment of this security was evaluated to determine if we expect to not recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows on individual loans underlying each security using current and anticipated changes in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure. No impairment charges related to credit were recognized in the statements of operations for the three month period ended March 31, 2011.

The primary assumptions used in this evaluation were:

Prepayment - starting with current refinancing and payoff prepayment vector statistics based on information derived from the trustee. The bond’s prepayment vector anticipates a VPR for 9 months and then returning to historical norms of 4 VPR to maturity

Loss severity - the estimated foreclosure rate is 45% through 2011 and 35% thereafter, through maturity. Loss severity includes estimated holding and disposal expenses.

Default rate - The model takes the consumer default rate from the mortgage backed bond’s 2 month average default rate from 16.5% over the next 24 months and down to 4% through maturity.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

Discount rate - estimated cash flows were discounted at 6.00% based on our purchase yield.

The evaluation uses an adjusted loan-to-value ratio as part of our evaluation of whether the unrealized losses on these securities are temporary or other-than-temporary. The adjusted loan to value ratio is based on the original loan to value ratio inherent in the security, adjusted for changes in housing prices, prepayment speeds, default rates and credit enhancements. A higher adjusted loan to value ratio indicates a greater likelihood that projected cash flows may result in losses. A shortfall between our current amortized cost and the present value of expected cash flows we are likely to collect, based on all available information, is referred to as the credit loss, which is the amount recognized in net income.

Based on our evaluation, no portion of the unrealized loss for the security was identified as credit impairment and charged to earnings for the three months ended March 31, 2011.

The following table shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Balance of credit losses on debt securities at the beginning of the period	$177	$148

Additional increase related to the credit loss for which an other-than-temporary impairment was previously recognized	-	18

Balance of credit losses on debt securities at the end of the current period	$177	$166

At March 31, 2011, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $2.1 million. On May 11, 2010 the FHLB announced that it would pay a dividend for the first quarter of 2010. On June 30, 2010, the FHLB also announced its intentions of repurchasing up to $300 million of its stockholders’ capital that its “members” owned in excess of amounts the members are required to own. This repurchase was transacted on July 15, 2010. On July 29, 2010 the FHLB announced that it would pay a dividend for the second quarter of 2010. On October 29, 2010 the FHLB announced that it would pay a dividend for the third quarter of 2010. The FHLB also announced on October 29, 2010 its intentions of repurchasing up to $300 million of its stockholders’ capital that its “members” owned in excess of amounts the members are required to own. This repurchase did take place on November 15, 2010. On March 29, 2011 a dividend in the amount of $4,000 was paid for the 4th quarter of 2010. On April 8, 2011 the FHLB redeemed $105,000 of its outstanding stock representing excess capital. Given this, management believes that its investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2011. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a change in the value of the FHLB stock held by the Company.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS

Following is a summary of loans at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Amounts in thousands)
Real estate:
Construction loans	$38,155	$43,934
Commercial mortgage loans	166,416	173,275
Home equity lines of credit	43,075	43,611
Residential mortgage loans	75,026	72,370

Total real estate loans	322,672	333,190
Commercial and industrial loans	59,808	61,230
Loans to individuals for household, family and other personal expenditures	4,374	5,398
Unamortized net deferred loan origination (fees) costs	19	11

Total loans	$386,873	$399,829

The recorded investment in loans on nonaccrual status was $3.9 million as of March 31, 2011 and $9.1 million as of December 31, 2010. At March 31, 2011 the recorded investment in loans considered impaired totaled $14.2 million. At December 31, 2010 the recorded investment in loans considered impaired totaled $20.2 million. Impaired loans of $7.7 million at March 31, 2011 had corresponding valuation allowances of $810,000. Impaired loans of $6.7 million at December 31, 2010 had corresponding valuation allowances of $695,000. At March 31, 2011, $4.2 million of the $14.2 million of impaired loans was attributed to ten troubled debt restructurings (TDRs) and represented $113,000 of the $810,000 valuation allowance. Eight of the ten TDRs were accruing interest as of March 31, 2011. At December 31, 2010 $4.6 million of the $20.2 million of impaired loans was attributed to twelve TDRs and represented $273,000 of the $695,000 valuation allowance. Eight of the twelve TDRs were accruing interest as of December 31, 2010. Impaired loans of $6.5 million at March 31, 2011 had no valuation allowances. Impaired loans of $13.4 million at December 31, 2010 had no valuation allowances.

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

Commercial real estate and commercial mortgage loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in real estate markets or the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2011, approximately 50.3% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have an existing relationship with Company and have a proven record of success. Commercial and Residential Construction loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with the repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation, general economic conditions and the availability of long-term financing.

Most residential mortgage loans originated by the Company are sold into the secondary market adhering to secondary market underwriting requirements. However, residential mortgage loans retained in-house are underwritten with a preference for first liens against the borrowers’ primary residence, generally located in the Company’s target market area. In-house residential mortgages must meet loan-to-value appraisal and debt ratio guidelines.

The Company originates consumer loans utilizing a computer-based credit score analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimize risk. Additionally, trend and outlook reports are reviewed by management on a regular basis.

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

Concentrations of Credit. Most of the Company’s lending activity occurs within Alamance and Guilford Counties and surrounding areas in the state of North Carolina. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2011, there was one concentration of loans related to a single industry, residential real estate, in excess of 11% of total loans.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

The Company had loan and deposit relationships with most of its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a reconciliation of loans directly outstanding to executive officers, directors and their affiliates (amounts in thousands):

Balance at December 31, 2009	$9,659
New loans	3,190
Principal repayments	(2,694)

Balance at December 31, 2010	10,155

New loans	-
Principal repayments	(290)

Balance at March 31, 2011	$9,865

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

Charge-off of Uncollectible Loans. When any loan or portion thereof becomes uncollectible, the loan will be charged down or charged off against the allowance for loan and lease losses. Residential mortgages are charged-off or written down to fair value when the loan has been foreclosed and the balance exceeds the market value of the collateral. Home equity lines of credit are either charged-off or written down to fair value, when it is determined that there is not sufficient equity in the loan to cover the Company’s exposure. Loans in any portfolio may be charged-off prior to the policies described above when a loss confirming event occurred, such as bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating collateral deficiency for an asset serving as the sole source of repayment.

Age Analysis of Past Due Loans

As of March 31, 2011 (in thousands)

	30 - 89 Days Past Due	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Loans
Commercial construction loans	$120	$801	$921	$7,998	$8,919	$-
Commercial mortgage loans	456	1,780	2,236	164,199	166,435	-
Commercial and industrial loans	396	186	583	59,226	59,808	-
Residential construction loans	-	245	245	28,991	29,236	-
Residential mortgage loans	350	713	1,063	73,963	75,026	-
Consumer loans	74	32	106	4,268	4,374	-
Home equity lines of credit	631	174	805	42,270	43,075	-

Total	$2,027	$3,931	$5,958	$380,915	$386,873	$-

(1) As the Company had no loans past due 90 or more days and still accruing, this category only includes non-accrual loans.

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

Age Analysis of Past Due Loans

As of December 31, 2010 (in thousands)

	30 - 89 Days Past Due	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Loans:
Commercial construction loans	$195	$-	$195	$9,214	$9,409	$-
Commercial mortgage loans	362	4,868	5,230	168,045	173,275	-
Commercial and industrial loans	311	99	410	60,820	61,230	-
Residential construction loans	-	3,383	3,383	31,142	34,525	-
Residential mortgage loans	807	455	1,262	71,119	72,381	-
Consumer loans	184	53	237	5,161	5,398	-
Home equity lines of credit	33	221	254	43,357	43,611	-

Total	$1,892	$9,079	$10,971	$388,858	$399,829	$-

(1) As the Company had no loans past due 90 or more days and still accruing, this category only includes non-accrual loans.

Impaired Loans. The following impaired loan policy applies to all classes of loans. Impaired loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectable. Year-end impaired loans are set forth in the following tables.

For the three months ended March 31, 2011 (in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial construction loans	$245	$245	$-	$123	$-
Commercial mortgage loans	2,491	2,491	-	4,437	10
Commercial and industrial loans	1,002	1,002	-	2,184	13
Residential construction loans	1,990	1,990	-	2,501	-
Residential mortgage loans	585	585	-	473	-
Consumer loans	11	11	-	43	-
Home equity lines of credit	143	143	-	183	-

Subtotal	6,467	6,467	-	9,944	23

With a related allowance recorded:
Commercial construction loans	909	909	5	454	10
Commercial mortgage loans	2,496	2,496	267	2,201	34
Commercial and Industrial loans	83	83	20	862	-
Residential construction loans	2,929	2,929	448	2,481	35
Residential mortgage loans	1,205	1,205	58	1,179	5
Consumer loans	-	-	-	3	-
Home equity lines of credit	74	74	12	37	12

Subtotal	7,696	7,696	810	7,217	96

Totals
Commercial construction loans	1,154	1,154	5	577	10
Commercial mortgage loans	4,987	4,987	267	6,638	44
Commercial and Industrial loans	1,085	1,085	20	3,046	13
Residential construction loans	4,919	4,919	448	4,982	35
Residential mortgage loans	1,790	1,790	58	1,652	5
Consumer loans	11	11	-	46	-
Home equity lines of credit	217	217	12	220	12

Grand total	$14,163	$14,163	$810	$17,161	$119

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

Of the $6.5 million of impaired loans with no related allowance recorded, $1.0 million was recorded at fair value after previous recognition of $717,000 of charge-offs prior to quarter-end.

For the twelve months ended December 31, 2010 (in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial construction loans	$-	$-	$-	$-	$-
Commercial mortgage loans	6,382	6,382	-	7,332	289
Commercial and industrial loans	3,365	3,365	-	4,549	144
Residential construction loans	3,013	3,013	-	3,635	172
Residential mortgage loans	362	362	-	402	26
Consumer loans	75	75	-	69	5
Home equity lines of credit	223	223	-	446	20

Subtotal	13,420	13,420	-	16,433	656

With a related allowance recorded:
Commercial construction loans	-	-	-	-	-
Commercial mortgage loans	1,907	1,907	352	1,796	92
Commercial and Industrial loans	1,640	1,640	40	1,784	98
Residential construction loans	2,032	2,032	253	2,038	100
Residential mortgage loans	1,152	1,152	46	1,059	72
Consumer loans	7	7	4	-	-
Home equity lines of credit	-	-	-	-	-

Subtotal	6,738	6,738	695	6,677	362

Totals
Commercial construction loans	-	-	-	-	-
Commercial mortgage loans	8,289	8,289	352	9,129	381
Commercial and Industrial loans	5,005	5,005	40	6,333	242
Residential construction loans	5,045	5,045	253	5,673	272
Residential mortgage loans	1,514	1,514	46	1,461	98
Consumer loans	82	82	4	69	5
Home equity lines of credit	223	223	-	445	20

Grand total	$20,158	$20,158	$695	$23,110	$1,018

Of the $13.4 million of impaired loans with no related allowance recorded, $7.0 million was recorded at fair value after previous recognition of $2.1 million of charge-offs prior to year-end.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted–average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the state of North Carolina.

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

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

For the three months ended March 31, 2011 (in thousands)

Grade	Commercial Construction	Commercial Mortgage	Commercial and Industrial

Virtually no credit risk	$-	$-	$835
Minimal credit risk	-	-	1,671
Good credit risk	-	10,153	6,183
Acceptable credit risk	1,741	89,977	32,643
Above average credit risk	3,942	52,141	12,093
Special mention	1,508	10,035	5,129
Substandard	1,728	4,129	1,254
Doubtful	-	-	-
Loss	-	-	-

	$8,919	$166,435	$59,808

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

Consumer Credit Exposure

Credit Risk Profile by Creditworthiness Category

For the three months ended March 31, 2011 (in thousands)

Grade	Residential Construction	Residential Mortgage	Consumer	Home Equity Lines of Credit

Virtually no credit risk	$-	$-	$-	$-
Minimal credit risk	-	626	67	25
Good credit risk	884	3,962	224	538
Acceptable credit risk	4,732	41,375	3,539	39,998
Above average credit risk	10,968	22,644	517	1,950
Special mention	6,809	4,381	17	468
Substandard	5,843	2,038	10	96
Doubtful	-	-	-	-
Loss	-	-	-	-

	$29,236	$75,026	$4,374	$43,075

Consumer and Commercial Credit Exposure

Credit Risk Profile Based on Payment History

For the three months ended March 31, 2011 (in thousands)

Status	Construction	Commercial Mortgage	Home Equity Lines of Credit	Residential Mortgage	Commercial and Industrial	Consumer

Performing	$37,109	$164,655	$42,901	$74,313	$59,622	$4,342
Nonperforming	1,046	1,780	174	713	186	32

	$38,155	$166,435	$43,075	$75,026	$59,808	$4,374

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

For the twelve months ended December 31, 2010 (in thousands)

Code	Commercial Construction	Commercial Mortgage	Commercial and Industrial
Virtually no credit risk	$-	$-	$692
Minimal credit risk	-	-	983
Good credit risk	-	11,364	9,808
Acceptable credit risk	2,061	94,969	30,997
Above average credit risk	3,954	43,906	13,857
Special mention	1,567	12,911	3,443
Substandard	1,827	10,125	1,450
Doubtful	-	-	-
Loss	-	-	-

	$9,409	$173,275	$61,230

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE E - LOANS (Continued)

Consumer Credit Exposure

Credit Risk Profile by Creditworthiness Category

For the twelve months ended December 31, 2010 (in thousands)

Grade	Residential Construction	Residential Mortgage	Consumer	Home Equity Lines of Credit

Virtually no credit risk	$-	$-	$-	$-
Minimal credit risk	-	639	70	26
Good credit risk	967	708	207	444
Acceptable credit risk	6,300	43,149	4,800	40,660
Above average credit risk	12,644	21,407	294	1,886
Special mention	8,575	4,496	26	456
Substandard	6,039	1,989	1	139
Doubtful	-	-	-	-
Loss	-	-	-	-

	$34,525	$72,389	$5,398	$43,611

Consumer and Commercial Credit Exposure

Credit Risk Profile Based on Payment History

For the twelve months ended December 31, 2010 (in thousands)

Status	Construction	Commercial Mortgage	Home Equity Lines of Credit	Residential Mortgage	Commercial and Industrial	Consumer

Performing	$40,551	$168,407	$43,390	$71,915	$61,131	$5,345
Nonperforming	3,383	4,868	221	455	99	53

	$43,934	$173,275	$43,611	$72,370	$61,230	$5,398

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, Receivables, and loan allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - ALLOWANCE FOR LOAN LOSSES (Continued)

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

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

An analysis of activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 follows:

	Three Months ended
	March 31, 2011	March 31, 2010
	(Amounts in thousands)

Balance at beginning of year	$9,226	$7,307
Provision for loan losses	1,200	2,600

Charge-offs	(785)	(1,734)
Recoveries	50	52

Net charge-offs	(735)	(1,682)

Balance at end of year	$9,691	$8,225

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses and Recorded Investment in Loans

For the Three Months Ended March 31, 2011 (in thousands)

	Real Estate
	Construction Loans	Commercial Mortgage Loans	Home Equity Lines of Credit	Residential Mortgage Loans	Commercial and Industrial Loans	Consumer Loans	Total
Allowance for loan losses
Beginning balance	$2,079	$3,239	$810	$1,563	$1,397	$138	$9,226
Charge-offs	(231)	(320)	(64)	(48)	(112)	(10)	(785)
Recoveries	2	4	-	22	19	3	50
Provision	600	240	72	120	156	12	1,200

Ending balance	$2,450	$3,163	$818	$1,657	$1,460	$143	$9,691

Portion of ending balance:
Individually evaluated for impairment	$452	$267	$12	$59	$20	$-	$810
Collectively evaluated for impairment	1,998	2,896	806	1,598	1,440	143	8,881

Total loans evaluated for impairment	$2,450	$3,163	$818	$1,657	$1,460	$143	$9,691

Loans
Ending balance	$38,155	$166,435	$43,075	$75,026	$59,808	$4,374	$386,873

Portion of ending balance:
Individually evaluated for impairment	$6,073	$4,988	$216	$1,790	$1,085	$11	$14,163
Collectively evaluated for impairment	32,082	161,447	42,859	73,236	58,723	4,363	372,710

Total loans evaluated for impairment	$38,155	$166,435	$43,075	$75,026	$59,808	$4,374	$386,873

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE F - ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses and Recorded Investment in Loans

For the Twelve Months Ended December 31, 2010 (in thousands)

	Real Estate
	Construction Loans	Commercial Mortgage Loans	Home Equity Lines of Credit	Residential Mortgage Loans	Commercial and Industrial Loans	Consumer Loans	Total
Allowance for loan losses
Beginning balance	$1,127	$2,918	$744	$1,358	$1,071	$89	$7,307
Charge-offs	(2,388)	(965)	(319)	(462)	(611)	(65)	(4,810)
Recoveries	131	2	-	25	103	50	311
Provision	3,209	1,284	385	642	834	64	6,418

Ending balance	$2,079	$3,239	$810	$1,563	$1,397	$138	$9,226

Portion of ending balance:
Individually evaluated for impairment	$253	$352	$-	$46	$40	$4	$695
Collectively evaluated for impairment	1,826	2,887	810	1,517	1,357	134	8,531

Total loans evaluated for impairment	$2,079	$3,239	$810	$1,563	$1,397	$138	$9,226

Loans
Ending balance	$43,934	$173,275	$43,611	$72,381	$61,230	$5,398	$399,829

Portion of ending balance:
Individually evaluated for impairment	$5,045	$8,289	$223	$1,514	$5,005	$82	$20,158
Collectively evaluated for impairment	38,889	164,986	43,388	70,867	56,225	5,316	379,671

Total loans evaluated for impairment	$43,934	$173,275	$43,611	$72,381	$61,230	$5,398	$399,829

NOTE G - NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The major components of other non-interest income are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Debit card income	$76	$63
ATM interchange income	2	1
Safe deposit rent	4	3
Check upcharge	7	7
Income from rental property	9	13
Insurance claim proceeds	-	80
Other	29	16

Total	$127	$183

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE G - NON-INTEREST INCOME AND NON-INTEREST EXPENSE (Continued)

The major components of other non-interest expense are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Travel	$9	$12
Contributions	4	10
Director fees	43	46
Dues and memberships	4	3
Credit reports and filing fees	4	5
Franchise tax	30	30
Appraisals	70	20
Deposit charge offs	8	1
Loan collection expense	267	46
CDARS expense	15	18
Other	23	2

Total	$477	$193

NOTE H - FAIR VALUE MEASUREMENTS

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds, private label collateralized mortgage obligations and corporate debt securities. Securities classified as Level 3 include asset-backed securities and corporate debt securities in less liquid markets.

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

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE MEASUREMENTS (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures impairment on an individual basis. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, the Company identified impaired loans of $14.2 million. Of this total, $1.8 million required a specific allowance totaling $717,000, which was charged off resulting in a net fair value of $1.0 million, in addition to $7.7 million in impaired loans maintaining a specific reserve of $810,000 at quarter end for a combined net fair value of impaired loans of $7.9 million. At December 31, 2010, the Company identified impaired loans of $20.2 million. Of this total, $9.1 million required a specific allowance totaling $2.1 million, which was charged off prior to year-end resulting in a net fair value of $7.0 million, in addition to $6.7 million in impaired loans maintaining a specific reserve of $695,000 at year-end for a net fair value of impaired loans of $13.0 million. The determination of impairment was based on the estimated fair market value of collateral for each loan determined through the use of appraisals and subjected to further discounts by management for age of appraisals, geography of the collateral and historical experience in selling similar types of collateral, which are considered to be Level 3 inputs.

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

Their were no significant transfers between the valuation of financial assets or liabilities between Levels 1 and 2 in the valuation hierarchy below. The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2011 (in thousands):

		Fair Value Measurements at March 31, 2011
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities:
U.S Agency securities	$10,466	$-	$10,466	$-
Mortgage backed securities	37,771	-	37,771	-
GSE CMO’s	8,076	-	8,076	-
Private label CMO’s	742	-	742	-
State and municipal securities	30,730	-	30,730	-
Subordinated debenture	315		-	315

	88,100	-	87,785	315

Impaired loans	7,938	-	-	7,938
Foreclosed real estate	10,201	-	-	10,201

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE MEASUREMENTS (Continued)

There were no transfers between Level 1 and Level 2 for the year-ended December 31, 2010. The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2010 (in thousands):

		Fair Value Measurements at December 31, 2010
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities:
U.S. Agency securities	$10,505	$-	$10,505	$-
Mortgage backed securities	39,214	-	39,214	-
Government enterprise CMO’s	8,693	-	8,693	-
Private label CMO’s	726	-	726	-
State and municipal securities	30,704	-	30,704	-
Subordinated debenture	310	-	-	310

	90,152	-	89,842	310

Impaired loans	13,037	-	-	13,037
Other real estate owned	7,244	-	-	7,244

The table below presents reconciliation for the three months ended March 31, 2011 and 2010 for all Level 3 assets that are measured at fair value on a recurring basis.

	Available-for-sale Securities
	2011	2010
	(Dollars in thousands)

Beginning Balance	$310	$148
Total realized and unrealized gains or (losses):
Included in earnings	-	-
Included in other comprehensive income	5	18
Purchases, issuances and settlements	-	-
Transfers in (out) of Level 3	-	-

Ending Balance	$315	$166

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825 Financial Instruments, requires a company to disclose on an interim and annual basis the fair value of its financial instruments whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010, respectively.

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

Loans

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 8% were subtracted to reflect the illiquid and distressed conditions at March 31, 2011 and December 31, 2010.

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

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	Carrying value	Estimated fair value
	(Amounts in thousands)
As of March 31, 2011
Financial assets:
Cash and cash equivalents	$29,754	$29,754
Investment securities available for sale	88,100	88,100
Loans held for sale	683	683
Loans, net of allowance	377,182	347,007
Federal Home Loan Bank stock	2,075	2,075
Investment in life insurance	8,592	8,592
Accrued interest receivable	1,746	1,746
Financial liabilities:
Deposits	$471,811	$458,992
Long-term debt	18,764	18,984
Accrued interest payable	185	185

As of December 31, 2010
Financial assets:
Cash and cash equivalents	$13,706	$13,706
Investment securities available for sale	90,152	90,152
Loans held for sale	2,958	2,958
Loans, net	390,603	367,483
Federal Home Loan Bank stock	2,075	2,075
Investment in life insurance	8,514	8,514
Accrued interest receivable	1,801	1,801
Financial liabilities:
Deposits	$465,873	$461,447
Long-term debt	23,764	24,124
Accrued interest payable	279	279

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not have an impact on our financial position or results of operations.

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company has fully adopted all of the provisions within this standard and has provided all required credit quality disclosures as of the end of this reporting period March 31, 2011.

On April 5, 2011, FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends Subtopic 310-40, Receivables: Troubled Debt Restructurings by Creditors. The objective of this ASU is to provide greater clarity and guidance to assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.

The ASU also states that as a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of

MIDCAROLINA FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies: Loss Contingencies. An entity should disclose certain information required by and previously deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company is currently evaluating the impact of this standard on the financial statements and related disclosures.

NOTE K - SHAREHOLDERS’ EQUITY

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

Financial Condition at March 31, 2011 and December 31, 2010

During the three-month period ending March 31, 2011, our total assets increased by $866,000 to $532.1 million from $531.2 million at December 31, 2010. At March 31, 2011, loans totaled $386.9 million, a decrease of $13.0 million, or 3.24%, for the three months. Our loan portfolio experienced decreases in real estate and commercial loans in the amount of $10.5 million and $1.4 million respectively. Consumer loans decreased $1.0 million. Federal funds sold and interest-earning deposits increased by $15.9 million, to $28.1 million.

Our total liquid assets, which include cash and due from banks, federal funds sold and interest-earning deposits at Federal Home Loan Bank (“FHLB”) of Atlanta, investment securities available for sale and loans held for sale increased $11.7 million during the three months, to $118.5 million or 22.28% of total assets at March 31, 2011 versus $106.8 million, or 19.86% of total assets, at December 31, 2010. At March 31, 2011, investment securities available for sale totaled $88.1 million, a decrease of $2.1 million, or 2.28%, compared to December 31, 2010.

Deposits continue to be our primary funding source. At March 31, 2011, deposits totaled $471.8 million, an increase of $5.9 million, or 1.27%, from year-end 2010. Included in the deposit balances are $91.2 million of brokered certificates of deposit, a decrease of $10.0 million, or 9.08%, from year-end. We also utilize borrowings from the FHLB and Federal Reserve Bank (“FRB”) to support balance sheet management and growth. Borrowings from the FHLB decreased $5.0 million or 33.33% to $10.0 million at March 31, 2011, from $15.0 million at year-end 2010. We had no outstanding balances with the FRB at March 31, 2011 or December 31, 2010.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2011, our shareholders’ equity totaled $40.6 million, an increase of $190,000 from the December 31, 2010 balance.

The increase resulted primarily from net income available to common shareholders of $242,000 for the three months ended March 31, 2011.

Comparison of Results of Operations for the

Three Months Ended March 31, 2011 and 2010

Net Income. Our net income available to common shareholders for the three months ended March 31, 2011 was $242,000, an increase of $580,000, or 171.60%, from net loss attributed to common shareholders of $338,000 for the same three-month period in 2010. Net income per diluted share of $0.05 for the three-month period ended March 31, 2011 increased $0.12 when compared to the prior year period. Our average asset balances decreased $9.1 million or 1.67%, as total assets averaged $535.9 million during the current three-month period compared to $545.0 million in the comparative prior year period. Our interest rate spread and net yield on average interest-earning assets increased 20 basis points and 13 basis points, respectively. Net interest income increased $55,000, non-interest income for the quarter ended March 31, 2011 decreased in the amount of $141,000, the provision for loan losses decreased $1.4 million, and non-interest expenses increased $581,000, as compared to the amounts of those items for the comparative period.

Net Interest Income. Net interest income increased by $55,000, or 1.25%, to $4.5 million for the three-months ended March 31, 2011. Our increase in net interest income reflects a $628,000 decrease in interest income offset by a $683,000 decrease in interest expense. The rates earned on a significant portion of our loans adjust immediately when index rates such as prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or fixed rate FHLB advances. Conversely, interest rate increases should result in an immediate increase in our interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur upon renewals of certificates of deposits or borrowings.

Average interest-earning assets during the first quarter of 2011 decreased $14.7 million, or 2.82%, as compared with the same period in 2010. Our average yield on total interest-earning assets decreased by 37 basis points from 5.16% to 4.79%. Our average total interest-bearing liabilities decreased by $12.5 million, or 2.72%. Our average cost of total interest-bearing liabilities decreased 56 basis points from 1.93% to 1.37%. Our markets are extremely competitive for deposits. For the three months ended March 31, 2011, our net interest spread was 3.42% and our net interest margin was 3.58%. For the three months ended March 31, 2010, our net interest rate spread was 3.23% and our net interest margin was 3.45%.

Provision for Loan Losses. The Bank recorded $1.2 million in the provision for loan losses for the three-month period ended March 31, 2011, a decrease of $1.4 million from the $2.6 million provision made in the first quarter of 2010. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, level of impaired loans, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The first quarter 2011 provision was impacted by the on-going weakened economy and real estate market. Specifically, builder/construction loans continue to experience deterioration in their collateral values as developers experience decreased rates of building lot inventory turnover. Although the Bank reduced its total exposure to construction loans by $5.8 million or 13.15% from $43.9 million at December 31, 2010 to $38.2 million at March 31, 2011, risk to property value depreciation continues to persist in the Bank’s construction loan portfolio. Real estate developers’ ability to service debt for extended time periods remains tentative as cash flows have deteriorated.

Total loans outstanding, net of loans held for sale, decreased $13.0 million during the first quarter of 2011 compared to December 31, 2010. At March 31, 2011, the allowance for loan losses was $9.7 million, an increase of $465,000, or 5.04%, from the $9.2 million at the end of 2010. The allowance represented 2.50% and 2.31%, respectively, of loans outstanding at March 31, 2011 and December 31, 2010, net of loans held for sale. The increase in the allowance is reflective of the ongoing economic and real estate market deterioration experienced locally as well as nationally. At March 31, 2011, the Bank had $3.9 million in nonaccrual loans. At year-end 2010, the Bank had $9.1 million in nonaccrual loans.

Non-Interest Income. For the first quarter of 2011, non-interest income decreased $141,000, or 20.70%, to $540,000 from $681,000 for the same period the prior year. Changes for the three months ended March 31, 2011 include a decrease of $44,000 in service charges and fees on deposits (reflecting the movement in the industry to reduce service charge fees on certain debit card and ATM transactions), a gain on sale of investments in the amount of $45,000 for the first quarter of 2010 compared to no activity for investment sales in the first quarter of 2011, a decrease in income from cash value of life insurance of $21,000 reflecting a one-time gain from moving several insurance policies to a higher rated carrier during the first quarter of 2010, a decrease in gains on sale of mortgage loan activities of $2,000, an increase in income from brokerage services of $9,000, an increase of $18,000 resulting from a decrease in impairment on available-for-sale securities, and a decrease in all other non-interest income of $56,000 which is primarily the result of proceeds received from insurance claims during the 2010 period.

Non-Interest Expense. For the first quarter of 2011, non-interest expense increased $581,000, or 20.44%, to $3.4 million from $2.8 million for the same period the prior year. Changes for the three months ended March 31, 2011 include an increase of $52,000 in salaries and employee benefits reflecting the hiring of problem loan specialists, an increase in other outside service expense of $62,000 reflecting merger related charges, an increase of $42,000 in data processing expense reflecting the cost of leasing information technology hardware and increased back-up, redundancy and security of hardware and data, an increase in deposit and other insurance expense of $124,000 resulting from increased FDIC insurance premium expense, a decrease in professional and other services of $111,000 related to decreased attorney and accounting fees, an increase of $220,000 in net losses on sale of foreclosed real estate, a decrease in advertising expense of $38,000, and an increase in all other non-interest expense of $284,000, primarily resulting from problem loan collection activities.

Provision for Income Taxes. Our provision for income tax expense, as a percentage of income before income taxes, was 24.35% for the three months ended March 31, 2011. A tax benefit was recorded for the first quarter of 2010.

Allowance for Loan Losses and Problem Loans

Determining the allowance for loan losses is based on a number of factors, many of which are subject to judgments made by management. At the origination of each commercial loan, management assesses the relative risk of the loan and assigns a corresponding risk grade. To ascertain that the credit quality is maintained after the loan is booked, a loan review officer performs an annual review of all unsecured loans over a predetermined amount, a sample of loans within each lender’s authority, and a sample of the entire loan pool. Loans are reviewed for credit quality, sufficiency of credit and collateral documentation, proper loan approval, covenant, policy and procedure adherence and continuing accuracy of the loan grade. The Loan Review Manager reports directly to the Chief Credit Officer and the Audit Committee of the Company’s Board of Directors.

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

Based on the quarterly allowance calculation, management recorded a provision of $1.2 million for the three months ended March 31, 2011 compared to $2.6 million for the three months ended March 31, 2010. Net charge-offs for the three months ended March 31, 2011 were $735,000 or 0.19% of average loans, compared to $1.7 million, or 0.39% of average loans, for the three months ended March 31, 2010.

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$9,226	$7,307

Provision charged to operations	1,200	2,600

Net charge-offs:
Loans charged off:
Construction loans	231	1,013
Commercial mortgage loans	320	541
Home equity lines of credit	64	132
Residential mortgage loans	48	25
Commercial and industrial loans	112	10
Consumer loans	10	13

Total charge-offs	785	1,734

Recoveries of loans previously charged-off:
Construction loans	1	-
Commercial mortgage loans	4	1
Home equity lines of credit	-	-
Residential mortgage loans	22	25
Commercial and industrial loans	19	6
Consumer loans	4	20

Total recoveries	50	52

Net charge-offs	735	1,682

Balance at end of period	$9,691	$8,225

Net charge-offs to average loans during the period	0.19%	0.39%

Allowance to loans, net of loans held for sale at end of period	2.50%	1.90%

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

The following is a summary of nonperforming assets and past due loans for the periods ended as presented:

	March 31, 2011	December 31, 2010
	(In thousands)
Nonaccrual loans:
Construction	$1,046	$3,383
Commercial mortgage	1,780	4,868
Home equity lines	174	221
Residential mortgage	713	455
Commercial and industrial	186	99
Loans to individuals	32	53

	3,931	9,079
Foreclosed assets:
Construction	4,992	-
Commercial mortgage	4,876	5,077
Home equity lines	-	-
Residential mortgage	-	844
Commercial and industrial	333	1,323
Loans to individuals	-	-

	10,201	7,244
Repossessed Assets	-	-

Total nonperforming assets	$14,132	$16,323

Past due loans:[1]
Construction	$120	$195
Commercial mortgage	456	362
Home equity lines	631	33
Residential mortgage	350	807
Commercial and industrial	396	311
Loans to individuals	74	184

Total past due loans	$2,027	$1,892

Nonperforming loans to gross loans	1.02%	2.27%
Nonperforming assets to total assets	2.66%	3.18%
Past due loans to gross loans	0.52%	0.47%
Allowance coverage of nonperforming loans	246.53%	101.62%

1 Past due loans include all loans that are 30-89 days past due and still accruing.

Foreclosed assets which include foreclosed real estate and other real property held for sale, increased to $10.2 million at March 31, 2011, from $7.2 million at December 31, 2010. The Company is actively marketing all of its foreclosed real properties. Foreclosed assets are initially recorded at the lesser of fair value or the balance of the foreclosed loan, less costs to sell at date of foreclosure. Subsequent declines in fair value are charged to earnings. The Company obtains updated appraisals and/or valuations for all foreclosed assets.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”) but can include other loans which are performing according to their terms but have been identified by management as being impaired as a result of insufficient collateralization, cash flows or other criteria. As of March 31, 2011, the Bank identified impaired loans of $14.2 million. Of these impaired loans, $7.7 million were identified to have a specific allowance impairment of $810,000. At December 31, 2010, $20.2 million of loans were determined to be impaired. Of this total, $6.7 million required a specific allowance totaling $695,000. The increase in impaired loans requiring a specific allowance is primarily due to the ongoing weakness experienced in the economy and real estate markets. For impaired loans where legal action has been taken to foreclose, the loan is charged down to estimated fair value, and a specific reserve is not established

Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. Of the $4.2 million of TDRs at March 31, 2011, loans totaling $3.9 million were accruing interest and were not included in nonperforming loans. The Company only restructures loans for borrowers in financial difficulty that have a designed viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional revenue from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute their plans. The performing TDRs were performing prior to restructuring. They were not not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue to perform based on the restructured note terms. The non-performing TDR’s were performing prior to restructuring and deteriorated after they were modified. All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.

The following table summarizes TDRs, which are all classified as impaired loans for purposes of the loan loss allowance calculation, as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(In thousands)
Performing TDRs
Construction	$3,213	$3,304
Commercial mortgage	703	710
Home equity lines	-	-
Residential mortgage	-	-
Commercial and industrial	-	-
Loans to individuals	-	-

Total performing TDRs	3,916	4,014

Non-performing TDRs
Construction	245	656
Commercial mortgage	-	-
Home equity lines	-	-
Residential mortgage	-	74
Commercial and industrial	-	-
Individual	-	-

Total non-performing TDRs	245	730

Total TDRs	$4,161	$4,744

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

We have maintained an adequate position of liquidity in the form of cash, interest-earning bank deposits, federal funds sold, investment securities and loans held for sale. These liquid assets aggregated $118.5 million at March 31, 2011 compared to $106.8 million at December 31, 2010. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $165.4 million from the FHLB, subject to collateral constraints, with $10.0 million outstanding at March 31, 2011 and $15.0 million outstanding at December 31, 2010. All borrowings with FHLB must be adequately collateralized. We also have the ability to borrow up to $36.5 million from the FRB, subject to collateral constraints. We had no borrowings outstanding with the FRB at March 31, 2011 or December 31, 2010. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2011, the Company’s average equity to average asset ratio was 7.56%, and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Bank’s total risk-based capital ratio at March 31, 2011 was 13.38%.

As discussed in Note K to the unaudited consolidated financial statements included in Part I of this report, during June 2010 and October 2010, respectively, the Bank’s and our Boards of Directors entered into separate Memorandums of Understanding with our respective regulators under which, among other things, the Bank’s Board agreed to not pay any dividend to us without the approval of the FDIC and the N.C. Commission of Banks, and our Board agreed that we will not receive dividends from the Bank, or pay dividends or distributions on our common or preferred stock or trust preferred securities, without the approval of the Federal Reserve Bank of Richmond. Dividends we receive from the Bank is our primary source of funds with which we can pay dividends and distributions. As a result, if the Bank’s or our regulators refused to permit the Bank to dividend funds to us, we would be unable to pay dividends and distributions on our preferred stock and trust preferred securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared and presented in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

MidCarolina Financial Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures where effective, as of March 31, 2011, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In conjunction with the above evaluation of the Company’s disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended March 31, 2011, and that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

MIDCAROLINA FINANCIAL CORPORATION

Date: May 12, 2011	By:	/s/ Charles T. Canaday, Jr.
Charles T. Canaday, Jr.
President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ Christopher B. Redcay
Christopher B. Redcay
Chief Financial Officer

Exhibit Index

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 Certification by Chief Financial Officer (filed herewith)